Form 10-Q
period 1996-07-31
DATABASE TECHNOLOGIES INC
filed 1996-09-13
CIK 849315

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended             July 31, 1996

Commission File Number      0-17623

                    Database Technologies Inc.
(Exact name of registrant as specified in its charter)

              Delaware                            02-0429620
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

172 Route 101,  Suite D-5,   Bedford, NH          03110
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:
(603) 472-8222

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [X] Yes  [ ] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

      Common Stock, $.001 Par Value - 2,291,082 as of
July 31, 1996.



                        PART I:  FINANCIAL INFORMATION

                         DATABASE TECHNOLOGIES INC.

                              BALANCE SHEETS

(Amounts in hundreds, except per share data)


                                          July 31, 1996    April 30, 1996
                                           (Unaudited)          (*)
                                          ---------------  --------------
ASSETS

Current Assets
   Cash                                     $  545         $  8,099
   Receivables Trade
   less allowance for doubtful accounts
   (Note 1)                                  2,944            3,749
   Other Current  Assets                       422              422
                                           --------        ---------
Total current assets                         3,911           12,270
                                           --------        ---------
   Property and Equipment (Note 1 )
     Equipment,Furniture & Fixtures         14,027           14,027
     less accumulated depreciation          13,938           13,938
                                           ---------       ---------
   Net property and equipment                   89               89
                                           ---------       ---------
Other Assets
   Security Deposits                           150              150

TOTAL ASSETS                                $4,150          $12,659

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
  Notes payable   officer/stockholder (Note 2) $ 136,530         $ 127,530
  Accounts payable trade                           2,050             4,243
  Customer Deposits                                    0             1,663
  Accrued expenses                                     0               688
  Payroll Taxes Payable                              260                 0
                                               ---------         ---------
Total current liabilities                        138,840           134,124

Stockholder's Deficit
  Common stock par value $0.001 per share
  Authorized 2,500,00 shares
  Issued and outstanding-
  2,381,092 shares in 1995,
  1994 and 1993 (Note 3)                           2,381             2,381
  Additional paid-in capital                      12,154            12,154
 Accumulated Deficit                            (149,225)         (136,000)
                                              ------------      -----------
Total Stockholders' Equity                     $(134,690)        $(121,465)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                            $   4,150          $ 12,659

The accompanying notes to financial statements are an integral part of this statement.
(*) Condensed from the Company's audited financial statements.


                        DATABASE TECHNOLOGIES,INC.

                         STATEMENT OF OPERATIONS

              THREE MONTHS ENDING JULY 31, 1996 and JULY 31, 1995
(Amounts in hundreds, except per share data)
                        Three Months     Three Months      For the Year
                           Ended           Ended             Ended
                         July 31,1996    July 31,1995      April 30, 1996
                          (Unaudited)      (Unaudited)          (*)
                       --------------    -------------     ----------------

Revenue (Note 1)        $ 18,174        $44,461           $ 188,620

Cost of revenue            2,702         18,309              96,319
                        ---------        --------         ----------
Gross Revenue             15,472         26,153              92,301

Operating Expenses
   Selling and Delivery    2,261          1,751              11,500
   General and Admin.     25,035         24,864             120,964
                        ---------        ---------         -----------
                          27,296         26,514             132,464
   Gain (Loss)
   from Operations       (11,824)          (462)            (40,163)

Other Income/(Expense)
 Nonoperating Income (Expense)
   Interest expense            0               0            (10,829)
                        ----------       ----------         ----------

                               0               0            (10,829)

NET PROFIT (LOSS)        (11,824)           (462)           (50,992)
   Before Provision
   For Income Tax

   Provision For Income
   Taxes ( Note 1)             0               0                   0

   State Income Tax        1,401               0                   0

    Net Income (Loss)
    After Income Taxes   (13,225)           (462)            (50,992)

Net Profit (Loss)
  Per Share (Note 6)     $(0.005)        $(0.000)             $(0.02)

The accompanying notes to financial statements are an integral part of this statement.
(*) Condensed from the Company's audited financial statements.


                        DATABASE TECHNOLOGIES INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY

                     THREE MONTHS ENDING JULY 31, 1996

(Amounts in hundreds,except per share data)

                                      Additional
                    Common Stock         Paid-in      Retained
                 Shares        Amount    Capital      Earnings     Total
BALANCE AT
 April 30, 1996   2,491,082     $2,381     $12,154    $(136,000)  $(121,464)

Net Loss                                                (13,225)    (13,225)
                  -----------  ----------  ---------    ----------  ----------
BALANCE AT
  July 31,1996    2,491,082     $2,381     $12,154    ($149,225)  ($134,689)

The accompanying notes to financial statements are an integral part of this statement.


                        DATABASE TECHNOLOGIES,INC.

                         STATEMENT OF CASH FLOWS

                  FOR THE THREE MONTHS ENDED JULY,31,1996  AND
                      FOR THE YEAR ENDED APRIL 30,1996

(Amounts in hundreds)
                                             Three Months      For the year
                                                Ended            Ended
                                             July 31, 1996    April 30, 1996
                                               (Unaudited)           (*)
Cash Flows From Operating Activities:
  Net income (loss)                         $(13,225)         $(50,992)
  Adjustments To Reconcile Net Income (Loss)
		To Net Cash Provided by
		Operating Activities:
      Depreciation and amortization                0             2,374
   (Increase) Decrease in the following Assets
      Accounts receivable                        845             7,747
      Prepaid expenses                          (414)             (414)
   Increase (decrease) in the following
   Liabilities
      Notes payable-Shareholder                9,000            59,784
      Accounts payable                        (2,193)           (8,392)
      Accrued expenses                             0               224
      Customer Deposits                            0             1,663
      Payroll Taxes Payable                      260                 0
                                             ----------     ----------                                      ________    _________
Net cash Used In  Operating Activities       $(5,727)          $11,994
                                             ----------     ----------
Cash Flows From Investing Activities:
     Equipment Furniture & Fixtures                0           $(1,924)
Net cash Provided By (Used In) Investing
Activities                                         0                 0


Cash Flows from Financing Activities:
    Decrease in Retained Earnings           $(13,281)         $(7,317)

Net Cash Provided By Financing Activities          0                0

NET INCREASE (DECREASE)CASH                 $ (7,554)         $ 2,753
CASH, Beginning of Period                   $  8,099          $ 5,346

CASH, End of Period                         $    545          $ 8,099

The accompanying notes to financial statements are an integral part of this statement.
(*) Condensed from the Company's audited financial statements.


                    STATEMENT OF CASH FLOWS (Continued)

                  FOR THE THREE MONTHS ENDED JULY,31,1996  AND
                      FOR THE YEAR ENDED APRIL 30,1996
(Amount in hundreds)
             Supplemental Disclosures of Cash Flow Information

                                             Three Months      For the year
                                                Ending            Ended
                                             July 31, 1996    April 30, 1996
                                               (Unaudited)           (*)
Cash Payments For:
      Interest                               $     0          $  6,699
      Income Taxes                              1401                 0

The accompanying notes to financial statements are an integral part of this statement.
(*) Condensed from the Company's audited financial statements.

                        DAATABASE TECHNOLOGIES,INC.

                      NOTES TO FINANCIAL STATEMENTS

                      April 30, 1996, 1995, And 1994

Note 1. Summary Of Significant Accounting Policies

Background

    Database Technologies,Inc.("the Company") was incorporated under the laws of the State of Delaware on November 4, 1988. The Company operates a computerized database containing current prices of certain electronic merchandise from various vendors. The Company provides this information to assist insurance company adjusters in processing claims. The Company's principal source of revenue is licensing fees obtained from various insurance companies for the use of the database.

Depreciation And Amortization

   Property And Equipment:Property and equipment are recorded at cost. Depreciation and amortization are computed on the straight line method over the following estimated useful lives:
                      Asset                         Years
                      -----                         -----
         Equipment, Furniture And
                 Fixtures                             5

   Cost of maintenance and repairs are charged to expense while costs of significant renewals and betterments are capitalized.

Organization Costs

   Organization costs are being amortized on a straight line method over a period of five years. There was no expense for 1996,1995, and 1994.

Income Taxes

   Income from operations and the related provisions for income taxes consist of the following in 1996, 1995, and 1994.

                                       1996        1995         1994
                                      ------      ------        -----
     Income (Loss) From Operations  $(50,992)   $(36,149)     $(13,325)

     Provision For Income Taxes         -0-         -0-           -0-

   No provision for income taxes was required due to the accumulated losses in the current and prior years. The Company has elected to carry any accumulated losses forward.

             Fiscal Year                        Year Carryforward Expires
             -----------                        -------------------------
               1990                                    2005
               1991                                    2006
               1993                                    2008
               1994                                    2009
               1995                                    2010
               1996                                    2011

   In February 1992, the Financial Accounting Standards Board (FASB) issued Statement 109, Accounting for Income Taxes (FASB No.109).Under FASB 109, deferred taxes are based on temporary differences between assets and liabilities for financial reporting purposes and for tax purposes.Deferred taxes are measured using the enacted tax rates expected to apply when the temporary differences are settled or realized. SFAS No.109 has been adapted as of the beginning of the Company's fiscal year ended April 30, 1994. Adoption of FASB 109 has not had an impact on the Company's prior Financial Statements.

Pension and Profit Sharing Plans

   The Company has established a profit sharing plan in fiscal year April 1993. The plan covers all employees of the Company.Benefits for the plan are calculated based on a percentage of the employee's earnings.
For the fiscal year ended 1993 the funds assets were $8,479. No contributions were made for the fiscal years ended 1994,1995 or 1996.

Allowance For Doubtful Accounts

   Allowance for doubtful accounts are computed based on an individual account basis.

2.Related Party Transactions

Affiliates

   On January 1, 1995 the Company entered into a lease agreeement with the Brighton Ave.Trust (see note 6). The trust is controlled by Allen S. Wolfe.

Notes Payable-Shareholder

   The notes payable to shareholder of $127,530 are unsecured and bear interest at a rate of 14% per annum for those notes issued prior to 1990. Notes issued after 1990 bear interest at a rate of 12%.
                                         1995       1994      1993

   Notes Payable - Shareholder        127,530     67,746    47,347

3.Common Stock

   The Company is authorized to issue two million five hundred thousand (2,500,000)shares of common stock.The Par value of each share is $.001.

   On July 7, 1989, the Company issued 2,281,192 shares of common stock at par to the Pathfinder Data Group,Inc.'s shareholders of record as of June 9, 1989. The financial statements of the Company reflect the issuance of these shares as of April 30, 1989 as if the shares had been issued at that date and not on the effective date of the issuance.The retroactive treatment of the common stock issuance is not in accordance with generally accepted accounting principles.

   On July 7, 1990 the Company issued 100,000 shares of common stock at $.01 per share for a total of $10,000. These shares were issued in consideration for marketing services by an individual.

   On August 30, 1993 the Company entered into an agreement with it's former auditing firm,Sullivan,Bille & Co. in order to settle ongoing litigation. Under this agreement, the Company will issue to Sullivan
& Bille & Co. 75,000 shares of it's common stock on or about October 5, 1993. These shares are not registered under the Securities Act of 1993 and are restricted as defined in Rule 144 under the Act. The shares may not be offered for sale or transferred except pursuant to an effective registration statement under the Act. These restrictions shall apply for a period not to exceed two years from the date of issuance. In the event Sullivan & Bille & Co. continues to own all or a portion of the 75,000 shares of stock on the day which is 2 years from the date of issuance Allan S. Wolfe agrees that he will, upon the request of Sullivan & Bille & Co. purchase these shares at a price of $.18 per share.

4. Major Customer

   The Company had no major customer who accounted for more than 10% of the total revenue dduring the year ended April 30, 1996. There was no major customer in the years 1994 or 1995.

5. Licensing and Marketing Agreements

   On February 28, 1994, the Company entered into a licensing agreement with ADP Property Claims Services,Inc. This agreement was to continue in effect until December 31, 1998. However,on October 30,1995, ADP terminated the contract with the Company. Under this Agreement, ADP was to market the Company's database products along with and combined with it's own products. The Companies are attempting to reach a new agreement.

   On December 13,1993, the Company entered into a marketing agreement with David A. Johnson & Assoc.. This agreement will continue in effect until December 12, 1998 and may be extended for an additional 5 years. Under this agreement David A. Johnson & Assoc. will market the Company's database products and combined with it's own products.

6.Commitments & Contingencies

Lease

   On November 19, 1989, the Company entered into an agreement to lease office space at $450 per month for a period of 24 months.This agreement was then extended on a month to month basis.The lease agreement was terminated by mutual consent of both parties as of December 31,1994. The cost of this lease for the year ended April 30, 1995 was $3,600.

   In January 1995 the Company entered into an agreement with the Brighton Ave. Trust to rent new office space. The cost of this lease for the year ended April 1995 was $2000 and $6,000 in 1996.

   The Company leases an auto from Allan S. Wolfe. The Cost of this lease for the year ended April 30, 1995 and 1996 was $5,400 in each year.

Litigation

   On September 30, 1993 the Company settled a lawsuit brought against it by it's former auditors, Sullivan,Bille & Co. for certain unpaid professional fees. The settlement resulted in the Company paying
Sullivan,Bille & Co. $12,000 in cash and the issuance of 75,000 restricted share of stock (see note #3).

7.Income (Loss) Per Share

  The loss per common share for the year ended April 30, 1996 has been computed based on the weighted average number of shares outstanding of 2,491,082.

                         DATABASE TECHNOLOGIES,INC.



        ITEM 2- MANAGEMENT'S DISCUSSION and ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

                              July 31, 1996

REVENUES

   The Registrant's revenues for the first quarter ended July 31,1996 were $18,174, a decrease of $26,000. from the same quarter of the prior year.

OPERATING EXPENSES

   The Registrant's total operating expenses in the quarter ended July 31, 1996 were $27,296. and when compared to the same quarter of the prior year represent a increase of $800. Thus it appears the operating expenses are stable and probably at a bare minimum level.

   When a comparison is made between the selling expenses and general and administrative expenses between the last quarter and the same quarter the prior year, selling expenses were up $500. and the G & A up $300.

INCOME

   In the current quarter ended July 31, 1996 the Registrant had an operating loss of $11,824 which was $14,000 more than the loss for the same quarter of the prior year. The drastic decline in revenues in the quarter ended July 31, 1996 was the cause of the loss. Until revenues can be increased the Registrant will probably sustain losses in the coming quarters.

INCOME TAX

   No provision for Federal or State corporate income taxes has been made due to the tax loss carryforward from prior tax years.

LIQUIDITY and CAPITAL RESOURCES

   The Registrant is of the opinion unless new revenues can be generated the liquidity problem will worsen. Thus far the Registrant has relied on it's major stockholder/officer to provide funds for the Company when the need arises however there is a limit to these resources and the Registrant's financial problems will not improve unless revenues improve.

                     PART II: OTHER INFORMATION



ITEM #1  Legal Proceedings

         None

ITEM #2  Changes in Securities

         None

ITEM #3  Defaults Upon Senior Securities

         None

ITEM #4  Submission of Matters to a Vote of Security Holders

         None

ITEM #5  Other Information

          Not Applicable

ITEM #6  Exhibits and Reports on Form 8 - K

         a. Exhibits

            None

         b. Reports on Form 8-K ( all incorporated by reference )

            None

                        DATABASE TECHNOLOGIES INC.

                                SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DATABASE TECHNOLOGIES INC.
                                        (Registrant)


September 12, 1996                      Allan S. Wolfe
Date                                    Allan S. Wolfe
                                        Chief Executive Officer, Chief
                                        Financial Officer, and a Director