Form 10-Q
period 1996-10-31
DATABASE TECHNOLOGIES INC
filed 1996-12-06
CIK 849315

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period Ending: October 31, 1996
                                              ______________

                    Commission File Number: 0-17623
                                            ________

                        Database Technologies, Inc.

            (Exact name of registrant as specified in its charter)


               Delaware                              02-0429620

        (State of other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)


        172 Route 101, Suite D-5,         Bedford,NH          03110

         (Address of principal executive offices)          (Zip Code)

                             (603) 472-8222

             (Registrant's telephone number, including area code)


           Indicate by check mark whether the registrant (1( has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        [x ] Yes    [  ] No

        Number of shares outstanding of the issuer's classes of common stock, as of October 31, 1996:

  Common stock $.001 par value ...............................2,491,082

                        DATABASE TECHNOLOGIES,INC.

                        FORM 10Q      OCTOBER 31, 1996


                       PART I:  FINANCIAL INFORMATION

      ITEM 1 - Financial Statements


(Amounts in hundreds, except per share data)

                        DATABASE TECHNOLOGIES,INC.

                             BALANCE SHEET

                             OCTOBER 31, 1996


                                        OCTOBER 31,1996      APRIL 30,1996
                                         ( Unaudited)            (*)

A S S E T S

CURRENT ASSETS:
   Cash                                   $   4,119           $  8,099
   Accounts Receivable
     -trade (Note 8)                          5,596              3,749
     (less allowance for doubtful accounts)
   Other Current Assets                           0                422
                                          _____________       ________________
         Total current assets                 9,715             12,270
                                          --------------      -----------------

PROPERTY AND EQUIPMENT (NOTE 1);
    Equipment,Furniture & Fixtures            14,027            14,027
    Less: Accumulated depreciation            13,938            13,938
                                           _________________  _______________
         Net property and equipment               89                89

OTHER ASSETS:
    Other assets                                 150               150

                                            ______________     ______________
         Net other assets                        150               150
                                            _____________       ____________
             Total assets                  $   9,954        $   12,659
                                            ===============     ============



LIABILITIES AND STOCKHOLDERS EQUITY (Deficiency)

CURRENT LIABILITIES
   Notes Payable
     - officer/stockholder (Note 2)      $  152,730          $ 127,530
   Accounts payable
     - trade                                  4,238              4,243
     - customer deposits                          0              1,663
     - accrued expenses                           0                668
     - payroll taxes payable                    948                  0

                                           _______________     _______________
        Total current liabilities           157,916            134,124

 STOCKHOLDERS' EQUITY (Note 6)
           Common stock-par value $0.001
               authorized 2,500,000 shares,
               2,491,082 issued               2,381              2,381
           Additional paid-in capital        12,154             12,154
           Accumulated Deficit             (162,497)          (136,000)
                                          ________________     _______________
               Total stockholders' equity  (147,962)          (121,465)
                                          _________________     _______________
               Total liabilities and
               stockholders' equity       $   9,954          $  12,659
                                          _________________     ______________

        The accompanying notes to financial statements are an integral part of this statement.

___________________________________________________________________________
   (*) Condensed from the Company's audited financial statements.

(Amounts in hundreds, except per share data)

                          DATABASE TECHNOLOGIES,INC.

                           STATEMENT OF OPERATIONS

             THREE MONTHS ENDING  OCTOBER 31,1996 and OCTOBER 31,1995
                                     and
               SIX MONTHS ENDING OCTOBER 31,1996 and OCTOBER 31,1995

                     Three Months     Three Months    Six Months   Six Months
                        Ending          Ending          Ending         Ending
                      Oct.31,1996     Oct.31,1995    Oct.31,1996   Oct. 31,1995
                       (Unaudited)    (Unaudited)      (Unaudited)   (Unaudited)

REVENUE                 $ 27,891      $ 48,721         $ 46,066      $  93,182

COST OF REVENUE           10,648        24,824           13,350         43,132
                       __________    __________        _________     __________
  Gross profit            17,243        23,897           32,716         50.050

OPERATING EXPENSES
  Selling & Delivery       6,538        13,209            7,964         14,961
  General & Admin.        23,977        16,223           51,249         41,202
                       ___________   ___________      __________     __________
  Total operating
  expenses                30,515        29,432           59,213         56,163

  Profit(loss) from
  Operations             (13,272)       (5,535)         (26,497)        (6,116)

 NET PROFIT (LOSS)
 before income taxes     (13,272)       (5,535)         (26,497)        (6,116)
   (Note 4)
 Provision for Income
 Taxes (Note 1)                0             0                0              0

 NET INCOME (LOSS)      ($13,272)      ($5,535)        ($26,497)       ($6,116)
                      =============   ============    ===========    ===========
 NET PROFIT (LOSS)
 PER SHARE (Note 6)       ($.005)      ( $.002)          ($.01)         ($.002)
                      =============   ============     ===========   ===========


                The accompanying notes to financial statements
                  are an integral part of this statement.

   (*) Condensed from the Company's audited financial statements.



                           DATABASE TECHNOLOGIES,INC.

                      STATEMENT OF STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDING OCTOBER 31, 1996


                                          Additional
                       Common Stock        Paid-in      Retained
                  Shares      Amount       Capital      Earnings    Total
BALANCE AT
  April 30,1996   2,491,082   $2,381       $12,154    ($136,000)  ($121,464)

Net Loss                                                (26,497)    (26,497)
                 ___________  _________   ________   ___________  _________
BALANCE AT
  Oct.31,1996     2,491,082   $2,381       $12,154    ($162,497)  ($147,961)



                The accompanying notes to financial statements
                  are an integral part of this statement.

   (*) Condensed from the Company's audited financial statements.


                    DATABASE TECHNOLOGIES,INC.

                     STATEMENT OF CASH FLOWS

   FOR THE THREE MONTHS ENDING OCTOBER 31, 1996 and OCTOBER 31, 1995
                             and
     FOR THE SIX MONTHS ENDING OCTOBER 31, 1996 and OCTOBER 31,1995


                      Three Months   Three Months   Six Months  Six Months
                         Ending         Ending        Ending        Ending
                      Oct.31, 1996  Oct.31,1995     Oct.31,1996   Oct.31,1995
                      (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)

CASH FLOW FROM OPERATING ACTIVITES;
   Net Income (Loss)    ($13,272)       ($5,535)     ($26,497)      ($6,116)
Adjustments to reconcile
net income (loss) to net
cash provided by operating
activities:
 Depreciation & Amortization   0              0             0             0
 (Increase) Decrease in the
 following:
 Assets:
     Accounts Receivable
       Trade              (2,652)         1,352        (1,847)        1,916
       Prepaid  expense        0              0             0             0
 (Decrease) Increase in the
 following liabilities:
      Accounts payable:
        Trade              2,188         (9,005)           (5)      (10,463)
        Stockholder        3,500           (402)         (831)       (6,876)
        Deferred revenue       0              0             0             0
        Accrued Expenses     610              0             0             0

                         _________   ___________    ___________    __________
     Net cash used in
     Operating Activities (9,626)       (13,590)      (29,180)      (21,539)


CASH FLOWS FROM
FINANCING ACTIVITIES:
     Notes Payable:
     -officer/stockholder 13,200         17,689       25,200         24,388
                          ________      __________    __________    _________

NET INCREASE (DECREASE)
IN CASH                    3,574          4,099       (3,980)         2,849

CASH,Beginning of period     545          4,096        8,099          5,346
                          _________     ___________   __________    _________

CASH,End of period         4,119          8,195        4,119          8,195
                          __________     __________   __________     ________

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

                        DATABASE TECHNOLOGIES,INC.

                FORM 10-Q             OCTOBER 31, 1996

                PART I: FINANCIAL INFORMATION

        ITEM 2- Management's Discussion and Analysis of Financial
                Condition and Results of Operations.



        Revenues

  The Registrant's revenues for the second quarter ended October 31, 1996 were $27,891 which reflects a decrease of almost $21,000 over the $48,721 in revenues for the same quarter ended October 31, 1995. For the six month period ended October 31, 1996 the revenues were $46,066 and is a decrease of $47,000 from the prior six month period ended October 31, 1995 in which the revenues were $93,182. This decrease in revenues reflects the loss of clients of the Registrant in the past six months over the same period of the prior year. The cost of revenue for the quarter ended October 31, 1996 was a lower percentage of revenue, 38& than in the previous quarter ended October 31, 1995 in which the cost of revenue percentage was 50% of the revenue. For the six months ended October 31, 1996 the cost of revenue was 30 % in contrast to the cost of revenue for the six months ended October 31, 1995 which was 47 % of the revenue.

        Income Tax

  The Registrant has not made provisions for Federal corporate income taxes because of its tax loss carryforward.


        Liquidity and Capital Resources

  The Registrant is of the opinion increased revenues will not be generated until the first quarter of the 1997 fiscal period when the new marketing efforts and sales calls for its systems may take effect. The Registrant continues research and development on both a Windows system and an internet product but with the limited financial resources of the Registrant the roll-out has taken longer than anticipated and is not expected to be released until mid 1997.

  The Registrant is of the opinion that even with the reduction in revenues currently being realized, cash flow will be sufficient to maintain the daily level of operations. Debt reduction has been suspended and all cash generated through revenues has been augmented through loans from the Chairman and CEO for use in the daily operation of the business. Management is of the opinion the infusion of loans from the Chairman will be sufficient to allow the Registrant to maintain operation at an acceptable rate until increased revenues can be generated.

                       DATABASE TECHNOLOGIES,INC.

                FORM 10-Q                  OCTOBER 31, 1996


                        PART II OTHER INFORMATION


        ITEM 1 - Legal Proceedings

                 None

        ITEM 2 - Changes in Securities

                 None

        ITEM 3 - Defaults Upon Senior Securities

                 None

        ITEM 4 - Submission of Matter to a Vote of Security Holders

                 None

        ITEM 5 - Other Information

                 Not Applicable

        ITEM 6 - Exhibits and Reports on Form 8-K

                 a. Exhibits

                    None

                 b. Reports on Form 8-K (all incorporated by reference)

                    None

                        DATABASE TECHNOLGIES,INC.

                FORM 10-Q                     OCTOBER 3, 1996


                              SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   DATABASE TECHNOLOGIES,INC.
                                                       (Registrant)

  December 6, 1996                                  Allan S. Wolfe
    (Date)                                          (Signature)
                                                    Allan S. Wolfe
                                                    Chairman of the Board,
                                                    President, Chief Executive
                                                    Officer, Chief Financial
                                                    Officer, and a Director