Form 10-Q
period 1997-01-31
DATABASE TECHNOLOGIES INC
filed 1997-03-04
CIK 849315

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period Ending: January 31, 1997
                                              ______________

                    Commission File Number: 0-17623
                                            ________

                        Database Technologies, Inc.
          ______________________________________________________________
            (Exact name of registrant as specified in its charter)


               Delaware                              02-0429620
           ________________________________________________________________
        (State of other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)


        172 Route 101, Suite D-5,        Bedford,NH          03110-5416
        ________________________________________________________________________

         (Address of principal executive offices)          (Zip Code)

                             (603) 472-8222
          ______________________________________________________________________
             (Registrant's telephone number, including area code)


           Indicate by check mark whether the registrant (1( has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        [x ] Yes    [  ] No

        Number of shares outstanding of the issuer's classes of common stock, as of January 31, 1997:

  Common stock $.001 par value ...............................2,491,082



  Total pages: 16

                        DATABASE TECHNOLOGIES,INC.

                        FORM 10Q      JANUARY 31, 1997


________________________________________________________________________________

                       PART I:  FINANCIAL INFORMATION

   ITEM 1 - Financial Statments


_____________________________________________________________________________
(following pages)

                        DATABASE TECHNOLOGIES,INC.

                             BALANCE SHEET

                            JANUARY 31, 1997

------------------------------------------------------------------------------

                                        JANUARY 31,1997      APRIL 30,1996
                                         ( Unaudited)            (*)
-------------------------------------------------------------------------------

                         A S S E T S
CURRENT ASSETS:
   Cash                                   $   3,926.        $   8,099.
      Accounts Receivable
     -trade (Note 8)                          2,502.            3,749.
     (less allowance for doubtful accounts)
     Other Current Assets                         0.              422.
                                         _____________       ________________
         Total current assets                 6,428.           12,270.
                                          --------------      -----------------

PROPERTY AND EQUIPMENT (NOTE 1);
    Equipment,Furniture & Fixtures            14,027.           14,027.
    Less: Accumulated depreciation            13,938.           13,938.
                                           _________________  _______________
         Net property and equipment               89.               89.

OTHER ASSETS:
    Other assets                                 150.              150.

                                             ________________   ______________
         Net other assets                        150.              150.
                                            _________________   ____________
             Total assets                  $   6,667.         $ 12,659.

Continued -1

                        DATABASE TECHNOLOGIES,INC.

                             BALANCE SHEET

                            JANUARY 31, 1997

------------------------------------------------------------------------------
                                        JANUARY 31,1997      APRIL 30,1996
                                         ( Unaudited)            (*)
-------------------------------------------------------------------------------

                   L I A B I L I T I E S    A N D
                S T O C K H O L D E R S   E Q U I T Y
CURRENT LIABILITIES
   Notes Payable
     - officer/stockholder (Note 2)      $ 156,600.          $ 127,530.
   Accounts payable
     - trade                                 9,009.              4,243.
     - customer deposits                         0.              1,663.
     - accrued expenses                          0.                668.
   Payroll taxes payable                       924.                  0.
                                       _______________     _______________
        Total current liabilities        $ 166,533.          $ 134,124.



        STOCKHOLDERS' EQUITY
           Common stock-par value $0.001
               authorized 2,500,000 shares,
               2,381,082 issued              2,381.              2,381.
           Additional paid-in capital       12,154.             12,154.
           (Accumulated Deficit)         ( 174,401.)         ( 136,000.)
                                        ________________     _______________
             Total stockholders' equity (  159,866.)         ( 121,465.)
                                        _________________     _______________
               Total liabilities and
               stockholders' equity       $  6,667.           $ 12.659.
                                          _________________     ______________

        The accompanying notes to financial statements are an integral part of this statement.

                       Concluded -2
   ___________________________________________________________________________
   (*) Condensed from the Company's audited financial statements.

                          DATABASE TECHNOLOGIES,INC.

                             STATEMENT OF INCOME

           THREE MONTHS ENDING  JANUARY 31, 1997  and January 31, 1996
                                   and
             NINE MONTHS ENDING JANUARY 31,1997 and January 31, 1996

________________________________________________________________________________
                     Three Months     Three Months   Nine Months   Nine Months
                        Ending          Ending          Ending         Ending
                      Jan.31,1997     Jan.31,1996    Jan.31,1997   Jan. 31,1996
                       (Unaudited)    (Unaudited)      (Unaudited)   (Unaudited)
________________________________________________________________________________
REVENUE (note 6)      $23,142.         $50,392.        $69,208.      $146,217.

COST OF REVENUE         4,473.          31,062.         17,823.        74,596.

  Gross profit         18,669.          19,330.         51,385.        71,621.

OPERATING EXPENSES
  Selling & Delivery    3,211.          18,015.         12,011.        49,483.
  General & Admin.     25,125.          15,292.         76,374.        40,018.
    Total operating
    expenses           28,336.          33,307.         88,385.        89,501.

  Profit(loss) from
  Operations          ( 9,667.)       ( 13,977.)      ( 37,000.)     ( 17,880.)

OTHER INCOME (EXPENSE)
  Interest Expense           0.                0.            0.             0.
  Other Expense              0.                0.            0.             0.

      Net Expense            0.                0.            0.             0.

 NET PROFIT (LOSS)
 before income taxes   ( 9,667.)        ( 13,977.)    ( 37,000.)      (17,880.)
   (Note 4)
 Provision for Income        0.                0.            0.             0.
 Taxes (Note 1)
 State Income Tax            0.                0.        1,401.             0.
 NET INCOME (LOSS)   ( $ 9,667.)       ( $13,977.)   ( $38,401.)    ( $17,880.)

 NET PROFIT (LOSS)   ( $.0048)           ($.0081)     ( $.0163)      ($.0084)
 PER SHARE (Note 6)

                The accompanying notes to financial statements
                  are an integral part of this statement.

                        DATABASE TECHNOLOGIES,INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY

                     NINE MONTHS ENDED JANUARY 31,1997

_________________________________________________________________________________
                    Common Stock         Additional
                  Shares     Amount        Paid-in        Retained
                                           Capital        Earnings      Total
________________________________________________________________________________
BALANCE AT
 April 30, 1996   2,491,082    $2,381.     $12,154.     ($136,000.)  ($121,464.)

Net Loss                                                 ( 38,401.)    (38,401.)

                  __________    _______    _________      _________    _________

BALANCE AT
 Jan.31,1997      2,491,082    $2,381.     $12,154.     ($174,401.)  ($159,865.)

                  The accompanying notes to financial statements
                      are an integral part of this statement.

                    DATABASE TECHNOLOGIES,INC.

                     STATEMENT OF CASH FLOWS

    FOR THE THREE MONTHS ENDING JANUARY 31, 1997 and JANUARY 31, 1996
                             and
     FOR THE NINE MONTHS ENDING JANUARY 31, 1997 and JANUARY 31, 1996

-----------------------------------------------------------------------------
                      Three Months   Three Months    Nine Months  Nine Months
                         Ending         Ending         Ending        Ending
                      Jan.31, 1997  Jan.31,1996     Jan.31,1997   Jan.31,1996
                      (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
_______________________________________________________________________________
CASH FLOW FROM OPERATING ACTIVITES;
   Net Income (Loss)     ($ 9,667.)   ($13,977.)   ($38,401.)       ($17,880.)
Adjustments to reconcile
net income (loss) to net
cash provided by operating
activities:
 Depreciation & Amortization   0.           0.            0.               0.
 (Increase) Decrease in the
 following:
 Assets:
     Accounts Receivable
       Trade               3,094.        (106.)       1,247.         (2,022.)
       Other Assets            0.           0.          422.              0.
 (Decrease) Increase in the
 following liabilities:
      Accounts payable:
        Trade              4,771.      10,509.         4,766.          (545.)
        Customer Deposits      0.           0.        (1,663.)             0.
        Accrued Expenses       0.           0.        (  668.)             0.
        Stockholder            0.       2,212.             0.         (2,938.)

        Accrued Expenses
          -Payroll taxes     448.         237.           145.           721.

                         _________   ___________    ___________    __________
     Net cash used in
     Operating Activities  3,677.        1125.        33,243.        22,664.
                        ___________   _________     ___________    _________

Continued -1

                    DATABASE TECHNOLOGIES,INC.

                     STATEMENT OF CASH FLOWS

     FOR THE THREE MONTHS ENDING JANUARY 31, 1997 and JANUARY 31, 1996
                             and
     FOR THE NINE MONTHS ENDING JANUARY 31, 1997 and JANUARY 31, 1996

-------------------------------------------------------------------------------
                      Three Months   Three Months    Nine Months  Nine Months
                         Ending         Ending         Ending        Ending
                     Jan.31,1997    Jan.31,1996     Jan.31,1997   Jan.31,1997
                     (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)
_______________________________________________________________________________
CASH FLOWS FROM
  INVESTING ACTIVITIES:
    Payments on lease
    receivable                 0               0               0            0
    Capital expenditures       0               0               0            0
                          ________     __________        ___________   _________
      Net cash used in
      investing activities     0               0               0            0

CASH FLOWS FROM
FINANCING ACTIVITIES:
     Payment Note Payable
     -officer/stockholder  3,870.           4,600.         29,070.      28,988.

     Payment of interest       0.               0.              0.           0.
NET INCREASE (DECREASE)
IN CASH                     (193.)          3,475.         (4,173.)      6,324.

CASH,Beginning of period   4,119.           8,195.          8,099.       5,346.
                         __________     ___________       _________    ______
CASH, End of Period        3,926.          11,670.          3,926.      11,670.
                        ___________      ___________      ___________   ______


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:
   Interest                      0              0                  0          0
   Income taxes                  0              0                  0          0

 SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
    Issuance of common stock
    in exchange for services     0              0                  0          0

               The accompanying notes to financial statements
                 are an integral part of this statement.


     Concluded-2

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

                        DATABASE TECHNOLOGIES,INC.

                FORM 10-Q             JANUARY 31,1997
 _____________________________________________________________________________

                PART I: FINANCIAL INFORMATION

        ITEM 2- Management's Discussion and Analysis of Financial
                Condition and Results of Operations.
 _______________________________________________________________________________

        REVENUES

        The Registrant's revenues for the third quarter ended January 31, 1997 were $23,142., a decrease of over 50% over revenues for the same quarter ended January 31,1996 for the prior year of $50,392. In addition revenues for the nine month period ended January 31, 1997 were $69,208. or 47% lower than the revenues for the same nine month period ended January 31, 1996 for the prior year of. $146,217. This decrease in revenues indicates the Registrant is experiencing an errosion of sales and has not been able up to the present time to rebuild the sales base of the prior quarters.

        The cost of revenue for the third quarter ended January 31, 1997 decreased by approximately $27,000. over the same quarter of the prior year and the cost of producing this revenue was 20% of the revenues. This is in contrast to a 62% cost of revenue for the same quarter the prior year.For the nine months ended January 31, 1997 the cost of producing revenue was 25% of the revenues. This is in contrast to the cost of producing revenue of 51% for the same nine month period ended January 31, 1996 of the prior year. This is an indication that because revenues had decreased during those periods the costs of producing those revenues decreased substantially because there was no training or support required when the systems are not installed. The added development costs in producing systems and/or enhancing existing systems was not a requirement for support of those systems.

        OPERATING EXPENSES

        The Registrant's total operating expenses for the quarter ended January 31, 1997 were $28,336.as compared to the same quarter of prior year of $33,307. This decrease of approximately $5000. indicates the Registrant continued a reduction of costs in the quarter. An analysis of the two components reveals most of the decrease indicates selling and delivery expense dropped almost $15,000. from the same period of the prior year while G&A rose by almost $10,000. basically due to the allocation of costs that are attributed to each component.In the nine month period ended January 31, 1997 total operating expenses remained almost the the same as the total operating expenses for the same nine month period ended January 31, 1996. There was a shift in components of those expenses in the current nine month period over the same period of the prior year with a decrease in selling and delivery expenses of over $$27,000. and an increase in G &A of $26,000. The decrease in selling expense for three month and nine month periods ended January 31,1997 is indication the Registrant has decreased marketing and sales efforts in the insurance systems marketplace.

        The loss on operations for the quarter ended January 31, 1997 was $9,667. and is less than the loss for the same quarter of the year prior period ended January 31, 1996 by $3,300. For the nine month period ended January 31, 1997 the Registrant's loss was $37,000. This loss was greater by almost $21,000. than the same as the comparable nine month period ended January 31, 1996.

        The Registrant expects revenues will not recover sufficiently in the fiscal year ended April 30, 1997, to enable the Company to show a profit on operations, based on the first nine months performance, for the year.



        INCOME TAX

        The Registrant has not made provisions for Federal corporate income taxes because of its tax loss carryforward.


        LIQUIDITY and CAPITAL RESOURCES

        The Registrant is of the opinion the revenues currently being generated will not be sufficient to produce a positive cash flow during the next quarter and into the first two quarters of the next fiscal period. Debt reduction has been suspended and all cash generated through revenues has been augmented through loans from the Chairman and CEO for use in the daily operation of the business. Management is of the opinion the infusion of loans from the Chairman will be sufficient to allow the Registrant to maintain operations at an acceptable rate until new revenues can be generated.

        The exclusive agreement between the Registrant and ADP has been terminated therefore only the existing contracts produce royalty income for the Registrant. This will allow the Registrant to open its system software and database programs to all companies on a non-exclusive basis thereby increasing the potential market for its products. In the opinion of Management the relationship with ADP was a complete failure due to the lack of marketing and sales activity on the part of ADP. ADP during the period of the agreement failed to achieve the sales goals as specified in the agreement. The Registrant is of the opinion it must increase its own marketing and sales efforts, which under the terms of the agreement was severely limited. The time lost in marketing and sales during period of the ADP agreement cannot be recovered and only with renewed marketing and sales effort will the Registrant be able to penetrate the market. The Registrant is developing an open environment approach to the market and the product which it believes can lead to increased sales and acceptance of its claim handling products.

                       DATABASE TECHNOLOGIES,INC.

                FORM 10-Q                  JANUARY 31, 1997

------------------------------------------------------------------------------
                        PART II OTHER INFORMATION
------------------------------------------------------------------------------

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

        ITEM 6 - Exhibits and Reports on Form 8-K

                 a. Exhibits

                    None

                 b. Reports on Form 8-K (all incorporated by reference)

                    None

                        DATABASE TECHNOLGIES,INC.

                FORM 10-Q                     JANUARY 31, 1997

--------------------------------------------------------------------------
                                SIGNATURES
--------------------------------------------------------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   DATABASE TECHNOLOGIES,INC.
                                                   --------------------------
                                                    (Registrant)

  March 4, 1997
 ---------------------------------------------------------------------------
  Dated                                             (Signature)

                                                    Allan S. Wolfe
                                                    Chairman of the Board,
                                                    President, Chief Executive
                                                    Officer, Chief Financial