Form 10-Q/A
period 1997-01-31
DATABASE TECHNOLOGIES INC
filed 1997-10-01
CIK 849315

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

                    Commission File Number: 0-17623
                                            ________

                        Database Technologies, Inc.
          ______________________________________________________________
            (Exact name of registrant as specified in its charter)


               Delaware                              02-0429620
           ________________________________________________________________
        (State of other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)


        20 Commerce Park North        Bedford,NH          03110-6911
        ________________________________________________________________________

         (Address of principal executive offices)          (Zip Code)

                             (603) 628-2888
          ______________________________________________________________________
             (Registrant's telephone number, including area code)


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

                        DATABASE TECHNOLOGIES,INC.

                             BALANCE SHEET

                            JANUARY 31, 1997

------------------------------------------------------------------------------
                                        JANUARY 31,1997      APRIL 30,1996
                                         ( Unaudited)            (*)
-------------------------------------------------------------------------------

                   L I A B I L I T I E S    A N D
                S T O C K H O L D E R S   E Q U I T Y
CURRENT LIABILITIES
   Notes Payable
     - officer/stockholder (Note 2)      $ 156,600.          $ 127,530.
   Accounts payable
     - trade                                 9,009.              4,243.
     - customer deposits                         0.              1,663.
     - accrued expenses                          0.                668.
   Payroll taxes payable                       924.                  0.
   Accrued interest payable                  9,546.                  0.
                                      ______________     _______________
        Total current liabilities        $ 175,079.          $ 134,124.



        STOCKHOLDERS' EQUITY
           Common stock-par value $0.001
               authorized 2,500,000 shares,
               2,491,082 issued              2,381.              2,381.
           Additional paid-in capital       12,154.             12,154.
           (Accumulated Deficit)         ( 183,947.)         ( 136,000.)
                                        ________________     _______________
             Total stockholders' equity (  169,412.)         ( 121,465.)
                                        _________________     _______________
               Total liabilities and
               stockholders' equity       $  6,667.           $ 12.659.
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

                          DATABASE TECHNOLOGIES,INC.

                             STATEMENT OF INCOME

           THREE MONTHS ENDING  JANUARY 31, 1997  and January 31, 1996
                                   and
             NINE MONTHS ENDING JANUARY 31,1997 and January 31, 1996

________________________________________________________________________________
                     Three Months     Three Months   Nine Months   Nine Months
                        Ending          Ending          Ending         Ending
                      Jan.31,1997     Jan.31,1996    Jan.31,1997   Jan. 31,1996
                       (Unaudited)    (Unaudited)      (Unaudited)   (Unaudited)
________________________________________________________________________________
REVENUE (note 6)      $23,142.         $50,392.        $69,208.      $146,217.

COST OF REVENUE         4,473.          31,062.         17,823.        74,596.

  Gross profit         18,669.          19,330.         51,385.        71,621.

OPERATING EXPENSES
  Selling & Delivery    3,211.          18,015.         12,011.        49,483.
  General & Admin.     25,125.          15,292.         76,374.        40,018.
    Total operating
    expenses           28,336.          33,307.         88,385.        89,501.

  Profit(loss) from
  Operations          ( 9,667.)       ( 13,977.)      ( 37,000.)     ( 17,880.)

OTHER INCOME (EXPENSE)
  Interest Expense    ( 3,182.)                0.      ( 9,546.)            0.
  Other Expense              0.                0.            0.             0.

 NET PROFIT (LOSS)
 before income taxes   (12,849.)        ( 13,977.)    ( 46,546.)      (17,880.)
   (Note 4)
 Provision for Income        0.                0.            0.             0.
 Taxes (Note 1)
 State Income Tax            0.                0.        1,401.             0.
 NET INCOME (LOSS)   ( $12,849.)       ( $13,977.)   ( $47,947.)    ( $17,880.)

 NET PROFIT (LOSS)   ( $.0051)           ($.0081)     ( $.0192)      ($.0084)
 PER SHARE (Note 6)

                The accompanying notes to financial statements
                  are an integral part of this statement.

                        DATABASE TECHNOLOGIES,INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY

                     NINE MONTHS ENDED JANUARY 31,1997

_________________________________________________________________________________
                    Common Stock         Additional
                  Shares     Amount        Paid-in        Retained
                                           Capital        Earnings      Total
________________________________________________________________________________
BALANCE AT
 April 30, 1996   2,491,082    $2,381.     $12,154.     ($136,000.)  ($121,464.)

Net Loss                                                 ( 47,947.)    (47,947.)

                  __________    _______    _________      _________    _________

BALANCE AT
 Jan.31,1997      2,491,082    $2,381.     $12,154.     ($183,957.)  ($169,411.)

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

                        DATABASE TECHNOLOGIES,INC.

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


                                                   DATABASE TECHNOLOGIES,INC.
                                                   --------------------------
                                                    (Registrant)

  October 1, 1997
 ---------------------------------------------------------------------------
  Dated                                             (Signature)

                                                    Allan S. Wolfe
                                                    Chairman of the Board,
                                                    President, Chief Executive
                                                    Officer, Chief Financial