Form 10KSB
period 1997-04-30
DATABASE TECHNOLOGIES INC
filed 1997-12-09
CIK 849315

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

    For the fiscal year ended April 30, 1997. Commission File Number
    0-17623.

                        DATABASE TECHNOLOGIES, INC.
    ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                           02-0429620
    ----------------------------------------------------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)             Identification No.)

          172 Route 101, Suite No.D-5, Bedford, New Hampshire, 03110
    ----------------------------------------------------------------------
                (Address of principal executive offices)      (Zip Code)

    Registrant's telephone number, including area code: (603) 472-8222

    Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each Exchange on
            Title of each Class                     which registered
            -------------------                 ------------------------
                  NONE                                    NONE

    Securities registered pursuant to Section 12(g) fo the Act:

                        Common Stock, $.001 par value
    ----------------------------------------------------------------------
                             (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes _X___.       No ____.

      The number of shares of the Common Stock of the Registrant outstanding on June 30, 1997 was 2,466,082. The aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant as of June 30, 1997 was approximately $250,000.

                        DOCUMENTS INCORPORATED BY REFERENCE
                        -----------------------------------
    See Exhibit Description Index on Page  30.


                                PART I


    ITEM 1.   Business

    General

    The Registrant was incorporated under the laws of the State of Delaware on November 4, 1988, under the name of Database Technologies, Inc. to engage in, among other lawful activities, the business of owning and operating the database which was transferred to it by Pathfinder Data Group Inc. ("Pathfinder"), a Colorado corporation which is a public company and has been a reporting company pursuant to the Securities Exchange Act of 1934.

    On December 8, 1988, Pathfinder transferred to Registrant the database described as follows:

       Data stored in a hard disk with tape back-ups classified as PATHFIND - DMS. The database provides information assisting insurance property adjusters in replacing insured's losses by identifying discontinued products and the current like kind and quality replacement models and replacement values. The database includes products such as stereo equipment, television, video equipment, photographic products, and automotive sound equipment. Included therein is historical reference material concerning products up to ten years old consisting of over 20,000 models and types. There are over 70,000 features that describe the various models referenced in the data. The database is updated monthly with new models as they are introduced as well as price changes as they occur.

    By its action Pathfinder, in transferring to the Registrant the database, intended to split and divide its current activities. Pathfinder will remain in the insurance replacement business, and the Registrant will license its database to insurance companies.

    The Pathfinder Board of Directors authorized management to proceed with a plan to spin off Registrant by means of a distribution to common shareholders of Pathfinder of all of the outstanding stock of the Registrant. At the effective time of the distribution, all of the outstanding capital stock of the Registrant will be distributed to holders of Pathfinder common stock on a one for one basis without any consideration being paid by such holders.


    On December 8, 1988, Pathfinder requested the Division of Corporation Finance of the Securities and Exchange Commission to issue a Non-Action Letter as to the following:

        (i) either (a) concur in our view that the Distribution would not constitute a "sale" of the DTI Common Stock to be distributed to holders of Pathfinder common stock under Section 2(3) of the Securities Act of 1933, as amended (the "Securities Act"), or (b) confirm that it will recommend that no enforcement action be taken by the Securities and Exchange Commission (the "Commission") if the Distribution is effected without registration of the DTI Common Stock under the Securities Act;

                                       2

        (ii) concur in our view that the shares of DTI Common Stock to be received by shareholders of Pathfinder in the Distribution would not be deemed to be "restricted securities" within the meaning of Rule 144(a)(3) promulgated under the Securities Act, and that, for purposes of Rule 144(c)(1) promulgated under the Securities Act, Pathfinder would be deemed to be a predecessor of DTI so that sales of DTI Common Stock by affiliates of DTI could be made pursuant to Rule 144 immediately upon the registration of the DTI Common Stock under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act");

        (iii) either(a) concur in our view that the sale of shares of DTI Common Stock by an independent agent to provide cash in lieu of fractional shares would not require registration of such shares under the Securities Act or (b) confirm that it will recommend that no enforcement action be taken by the Commission if such shares are sold without registration under the Securities Act.

    By letter dated January 25, 1989, the Division of Corporation Finance issued its No-Action Letter which provided among other things that:

        "Based on the facts presented and noting that recipients of Database Technologies, Inc. will receive an information statement containing substantially the information as would be required by Regulation 14C under the Securities Exhange Act of 1934, and that a registration statement on Form 10 relating to the common stock of Database will be filed before the distribution, this Division will not recommend enforcement action to the Commission if the Database common stock is distributed to the Company's stockholders in the manner described without registration under the Securities Act of 1933.

        "The Database common stock distributed will not be 'restricted securities' within the meaning of the rule 144(a)(3) under the 1933 Act. Sales by the Company's affiliates would be subject to rule 144, except for the holding period requirement, absent registration or another exemption. Because the Company's periodic reports have not contained information specific to Database, the Division does not agree that the Company should be deemed the predecessor of Database.As a result,sales in reliance on rule 144 may not begin before satisfaction of the 90-day period specified in rule 144(c)(1).

        "While not necessarily agreeing with your analysis, this Division will not recommend enforcement action to the Commission if an independent agent sells shares of common stock without registration to provide cash for the elimination of fractional share interests.

        "Because these positions are based on the representations made to the Division in your letter, it should be noted that different facts or conditions might require different results. Moreover, the responses regarding registration under the 1933 Act only represent the Division's position on enforcement action and do not express any legal conclusions on the questions presented."

                                       3

    Pursuant to the No-Action Letter, Form 10 was filed with the Securities and Exchange Commission on April 17, 1989. After comments were made by the SEC, Registrant filed its Amendments (Form 8) on May 22, 1989. On May 26, 1989, Registrant was advised by the SEC that the Registration Statement was deemed completed as of May 26, 1989. Thereafter, Registrant's shares were distributed by Pathfinder Data Group Inc. to its shareholders of record as of June 9, 1989. Stock certificates were mailed to shareholders on July 7, 1989.

    The Registrant is engaged in the business of providing data to insurance companies for claims handling. Pathfinder provides the replacement of products as a result of insurance losses. Prior to the transfer of the database to Registrant, Pathfinder performed both functions. The product replacement service allows insurance companies to replace merchandise lost through either fire, natural disaster, or theft with new products. Through agreements with major manufacturers, Pathfinder has products shipped directly to the insured in settlement of claims made.

    The data provided by the Registrant allows the claim representative to evaluate a property loss claimed by an insured by using a computer and comparing the product the insured has lost with a current replacement model. It illustrates the year, list price and compares the features of the products and shows the adjuster the discount from list or the actual replacement cost of that product to the insurance company. This saves the claim representative time in handling the file and reduces the severity of loss to the insurance company.

    Data is assembled by the Registrant from manufacturers' price sheets and catalogs and is indexed by a proprietary system developed by the Registrant.

    The insurance industry has never had a single source of product information to use in processing a claim. Historically they have made telephone calls to local retailers, used catalogs, etc., but because the nature of the products and frequent model changes by manufacturers, the information has been unreliable. Registrant has researched and developed a database of product information that extends back eighteen
    (18) years and presently has over 100,000 products and 125,000 descriptions of those products. By setting parameters of comparison and standards of evaluation the Registrant has been able to present a database that is accurate and cost effective for their insurance customers. Within seconds, using a computer, the claim adjuster can now obtain reliable information with which to settle the loss.

    The Registrant has several methods of marketing its database product. If the customer has a mainframe computer, the Registrant will provide a tape quarterly reflecting model and price changes for products contained therein. An annual fee is charged for this service. At the present time,there are no clients using the mainframe service.

    Another method is for the Registrant to provide the data on diskettes to an individual claim office for use in their PC. These diskettes are sent monthly, and the monthly fee is based on the number of PC's in which the database resides.

                                       4

    A third method, which is now under development uses the Internet where the Registrant developed a web page with the domain name, CLAIMLINK.com and is accessed by typing the following command into the command line when connected to the world wide web. This allows insurance carriers, insurance claim adjusters and others needing access to the database and programs a way to communicate with the Company using their modem and internet connection. The Company also has E-mail capability to send or receive messages through a modem via the internet. It is the opinion of Management this form of communication and access will prove a valuable tool in the future. A method for developing a revenue stream for the Registrant using the internet is under development. This will allow an insurance claim representative to inquire into the main database for the product information necessary to settle the claim. The customer pays an access fee for the information but the long distance telephone costs are not involved because of the path through the internet. At the present time the system is not being used because the development has not been completed to allow implementaion and access to the system.

    A final method used by the Registrant is to allow a claim adjuster to call the Registrant over the Registrants WATS lines and the Registrant's telephone counselors provide the information verbally followed up with a print-out and an invoice based on a per quote fee of $4.00. There are certain customers using this method, but they are insignificant in number and revenue but a trend to increase usage is developing for this market. Some of the clients who use this method as their usage increased have converted to the PC based system because of economic savings associated with the PC system.

    The Registrant during the past year started to license replacement companies to use the database to improve the efficiency of their own staff. These replacement companies provide a telephone service to both their local claim offices and in many instances on a national basis. At this point the service has been well received by these companies and the Registrant is receiving inquiries from other companies interested in subscribing.

    The Registrant has instituted a new fee structure linked to volume site discounts for its insurance clients. Initial reaction to the new fee structure has been favorable, because it allows the insurance carrier to reduce costs and increase the number of stations available for use by adjusters. This could adversely impact revenues and profits for the Registrant in the short term but longer term it should increase both revenues and profits by reaching a larger base of clients an developing greater penetration within existing accounts.

    To acquire the data the Registrant attends industry trade shows and maintains relationships with manufacturers and vendors who provide the raw data.


    In order to manage the data the Registrant uses product specialists to compare the data and make the changes as necessary. The Registrant maintains a large PC microcomputer as the host for the data.Using it to produce diskettes for assembly and distribution to users to download to PC's.An information systems manager manages all the data storage and supervises a data entry clerk. The systems manager also develops new software and systems to increase the efficiency and speed of the system. Under development is a program of artificial intelligence to automate the comparison of data records allowing the product specialists to deal only with exceptions or unusual changes.

    Management maintains data integrity programs for its database. As an example of data integrity, if a particular product from a manufacturer is discontinued and for various reasons cannot be replaced with a "like kind and quality" replacement, then it is deemed "No Direct Replacement", and in the opinion of the Registrant a fit with an existing model probably would be unsatisfactory to the insured. As a consequence thereof, the insurance company should pay cash rather than try to replace the item.

    The company has, over the past year, developed a new vendor network to facilitate local delivery of replacement products to insureds. The vendor network has expanded over the past year to include a greater variety of products and sources. Management feels further development of the replacement vendor network will enhance the value of the data-base system to its insurance clients.After many years of being involved with the product replacement business, Management is of the opinion the best method of delivery is to allow the insured the ability to pick-up merchandise locally as opposed to having the product shipped to them from a distant source. This procedure not only reduces the time the insured is without the product but it also removes shipping from the replacement process thereby reducing additional costs and the risk of loss or damage to the merchandise by the common carrier. If the local source of the product is unavailable, then the alternative of shipping the merchandise from the manufacturer or distributor is still possible.

    The Company backs up the representations made by the system through the ability to replace the actual items quoted at the replacement prices through local replacement sources directly to the insureds, or as an alternative through the development of a system using manufacturers and distributors,the product is shipped directly to the insured,the Company is invoiced by the vendor and in turn invoices the insurance company for the replacement.

    Customers

    At the present time there are many small insurance company's using the system. No single user represents more than 21% of the Registrant's current revenues.

    Allstate Insurance Company, formerly represented 50% of Registrant's revenues, canceled its contract effective October, 1989.

                                  6

    Farmers Insurance Group, represented 30% of the Registrant's revenues in the year ended April 30, 1993 did not renew its contract in the year ended April 30, 1994 year.

    The Registrant provides service in the PC configuration to GEICO, American Family Insurance Co., Arbella Mutual Insurance and many other insurance carriers. In addition to the property and casualty insurance carriers, the Registrant provides data services to several major van lines to assist them in the settlement of cargo losses.

    On December 13, 1993, the Registrant signed a Marketing Agreement with David A Johnson & Associates to market the Registrant's proprietary merchandise replacement database on a non- exclusive basis along with David A. Johnson & Associates , Contents Reporting System.

    On February 28, 1994, the Registrant signed a License Agreement with ADP Property Claims Services, Inc. a wholly owned subsidiary of Automatic Data Processing, Inc., a New York Stock Exchange listed company for the Registrant's Qwik-Claim and Qwik-Quote programs on an exclusive basis and the proprietary merchandise replacement computer database on a non-exclusive basis. This agreement with ADP terminated on January 30, 1996. During the period of the agreement the Registrant was of the opinion that ADP did not put forth the necessary marketing efforts to make the agreement succeed. The small contracts that ADP did sign will provide a small although insignificant revenue source for the next two years.

    The Registrant also provides data services to replacement companies and retail electronic chains who have insurance replacement divisions. The use of the Registrant's systems and data allows them to save time and increases the efficiency of personel handling the inquiries from their insurance clients. A further benefit is in the accuracy of the database which reduces mistakes while producing a uniform product for presenta-tion to the carrier. The database has become an industry standard for those firms engaged in the replacement of consumer electonic products, appliances and tools.

    Among the firms using the database for replacement data and pricing are
    Ultimate Electronics,   Magnolia Hi-Fi,  and  Comprehensive Replacement
    Centers.

    Proposals have been made and discussions are continuing with some large national consumer electronic retailers for expansion of the program on a national level.

    In addition to the consumer electronics database, the Registrant is considering expansion into other consumer product lines such as home furnishings, clothing and housewares. Requests from the Registrant' s insurance clients have prompted investigation into the viability of new database products. An initial analysis of the market and focus group meetings with clients have indicated the new products offerings would gain wide acceptance. The Registrant is now field testing some new databases with clients to determine market reaction because the search techniques employed are different from the search techniques of the present consumer electronic database products.


    Marketing

    At the present time the Registrant markets it's software and database directly to insurance carriers. It is anticipated with the end of the agreement with ADP the Registrant will increase its own marketing and as well as its efforts with David A. Johnson & Associates. Additional resources will be needed to expand the marketing and sale efforts for its programs.

    One very effective marketing method in the past had been the insurance industry trade show held each Spring. For the past three years at this seminar the Registrant has invited the replacement vendors using its systems and software vendors having complimentary and non-competing types of products to participate in the exhibition as a type of joint venture through the placement of their displays directly adjacent to the Registrant's. This proved to a very effective method to increase the visibility of the participants but also projected an image of size and credibility a small display would not accomplish. In the future it is anticipated this program will be expanded as more vendors and replacement companies use the systems.

    The Registrant is presently evaluating several new programs and methods for delivery of both the claims handling programs and assorted database products under development. CD rom, imaging technolgy, windows and OS2 are under evaluation as possible new options. Insofar as any of these options would require new capital investment by our clients to upgrade or replace their present systems, the Registrant does not intend to invest in or actively promote these various options until such time as the client indicates the need and the committment.


    Competition

    At the present time, to the Registrant's knowledge, there are three companies providing this type of service to the insurance industry which allows an insurance claims adjuster to reference a historical database, which in turn references a current like kind and quality replacement model with a replacement cost figure indicated. Another company CUC International has a system that may be accessed over the Compuserve network, but it lacks the historical database the Registrant has developed, recently discontinued its services to the insurance industry. CCC Corp. was the major competitor of the Company, being larger with greater financial resources than the Registrant, also discontinued the contents services to the insurance industry. A new system introduced by a company called ReClaim of Dallas,Texas is in the process of marketing a similar product to the insurance industry. Several new entrants into the contents claim systems segment of the insurance industry appeared during the past year. ACV in Seattle, Washington , Vedder Software from Schenctady, NY and Boeckh from Milwaukee,WI, all of whom have contents claim systems but lack the historical database for product referencing required by insurance carriers. The VIA Group of Denver, CO is the heir to the former system used by CCC and with a similar historical database. The contents area of claim solutions appears appears to be attracting a great deal of interest at this time.

                                      8

    Government Regulation

    Compliance with federal, state, and local provisions which have been enacted or adopted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment, has not had in the past, and the Registrant believes, will not have in the future, a material effect upon the capital expenditures, earnings or competitive position of the Registrant.

    Backlog

    The Registrant does not have a backlog, but clients have agreements for services for varying time periods. Some short term agreements have been renewed by the insurance carriers.The Registrant feels the results achieved in using the system have been favorable. In the future it is probable, these agreements will be extended by the insurance carriers. By using the system, they have experienced a reduction in severities and a savings of indemnification dollars. As of this time, Registrant has monthly revenues of approximately $ 11,000. principally from contracts with different termination dates.


    Employees

    The Registrant has two full-time employees. There are two programmers under contract for database development and the support of its systems in the field.The Registrant's President, Allan S. Wolfe, also serves as President of Pathfinder Data Group Inc.


    ITEM 2.   Properties

    The Registrant occupies one (1) suite ,as a tenant of space which is located at 172 Route 101,Suite No.D-5,Bedford,New Hampshire, occupying approximately 1150 square feet of office space which it leases from a trust for $350. per month.The Registrant's President is trustee of the trust but he has no beneficial interest in the trust.

    ITEM 3.   Legal Proceedings

    The Registrant is not involved in any material legal proceeding.

    ITEM 4.   Submission of Matters to a Vote of Security Holders

    Inapplicable.

                                   9

                                  PART II


     ITEM 5. Market for the Registrant's Common Stock and Related Securities Holder Matters

    (a) The Registrant's Common Stock is traded on the OTC Bulletin Board. The Common Stock began trading at the beginning of June, 1989. The prices below represents dealer quotations, do not represent actual transactions, and do not include retail mark-ups or mark-downs or commissions. The prices were determined from information obtained from the National Quotation Bureau Incorporated.

    Month                       Low Bid                       High Bid
    -----                       --------                        -------
    June, 1989                     $.25                          $.25
    July 31, 1989                   .18                           .25
    October 31, 1989                .06                           .18
    January 31, 1990                .02                           .12
    April 30, 1990                  .02                           .12
    July 31,1990                    .02                           .12
    October 31, 1990                .025                          .09
    January 31, 1991                .025                          .09
    April 30,1991                   .025                          .09
    July 31, 1991                   .025                          .09
    October 31, 1991                .03                           .075
    January 31, 1992                .03                           .075
    April 30, 1992                  .03                           .075
    July 31, 1992                   .04                           .075
    October 31, 1992                .10                           .18
    January 31, 1993                .12                           .18
    April 30, 1993                  .12                           .18
    July 31, 1993                   .15                           .25
    October 31, 1993                1/4                           3/8
    January 31, 1994                1/2                           3/4
    April 30, 1994                  5/8                           7/8
    July 31, 1994                   5/32                          1/2
    October 31, 1994                1/8                           5/16
    January 31, 1995                1/8                           3/8
    April 30, 1995                  1/8                           3/8
    July 31, 1995                   1/8                           3/8
    October 31, 1995                3/32                          3/16
    January 31, 1996                1/16                          3/16
    April 30, 1996                  3/16                          3/8
    July 31, 1996                   1/8                           1/4
    October 31, 1996                1/32                          1/8
    January 31, 1997                1/16                          1/4
    April 30, 1997                  1/16                          1/4
    June 30, 1997                   1/16                          1/4

    The approximate number of holders of record of the Common Stock of the Registrant as of June 30, 1997 was 800.

    No cash dividends have ever been declared by the Registrant. While the payment of cash dividends rests within the discretion of the Board of Directors, the Registrant proposes to retain earnings, if any, in the foreseeable future for use in the development of its business. It is not anticipated that cash dividends will be paid in the foreseeable future. The payment of dividends is contingent upon future earnings, if any, the Registrant's financial condition and capital requirements, general business conditions and other factors.

                                 10

    ITEM 7. Management's Discussion and Final Analysis of Financial Condition and Result of Operations

    REVENUES

    The  Registrant's  revenues  for  the fiscal year ended  April 30, 1997
    were  $ 98,312   when compared to the  prior year ended  April 30, 1996
    of $188,620  shows a decrease of $90,308  from that prior period.

    During the 1997 fiscal year,the loss of a major client two years prior was still having an impact on the Registrant's revenues. The loss of revenue has not been offset by the addition of any substantial new client. There also was a loss of some smaller clients during the year. The Registrant is trying to increase the marketing and sales efforts in an attempt to revitalize sales however with the limited resources that are available to the Registrant it is a difficult task.

    The operating loss for the year ended April 30, 1997 was $50,243 which was $10,080 dollars higher than the operating loss for the same period ended April 30, 1996. This operating loss was the largest loss from operations in four years. Unless revenues can be returned to a higher level the operating losses are likely to continue. The Registrant has been unable during the last year to sign another major client to offset this loss of revenue. The client base of the Registrant has eroded over the past year.

    The Registrant signed a licensing and marketing agreement with ADP Property Claim Services,Inc. during the last quarter of fiscal 1994. This agreement, it was anticipated, would have given the Registrant's systems greater exposure in the market than the Registrant could have achieved by its own marketing efforts. This agreement was terminated on January 30,1996.During the period it was in effect it failed to produce the substantial revenues that were expected at the time of signing.




    OPERATIONAL EXPENSES

    The Registrant's expenses of $115,166 for the fiscal year ended April 30, 1997 were about $17,300 lower than the expenses of $132,464 for the prior fiscal year ended April 30, 1996. This reduction can be seen in the Selling expense, lower by $2,025 and General & Administrative expense which was lower by $15,273. The Registrant anticipates selling expenses will increase as it begins a new marketing and sales program in an effort to increase revenues. G & A expenses should remain at the current level or may decrease slightly.

    When expenses are viewed as a percentage of gross revenues in fiscal year April 30, 1997, because of the decrease in revenues the operating expenses were 1.17 times the gross revenues generated and resulted in an operating loss for the period.For the prior year ended April 30,1996 the operating expenses were 70% of the gross revenues therefore the higher gross revenues reduced the amount of the loss from operations.

                                     11

    Management does not anticipate any great changes in expenses during the current fiscal year and expects the total expenses to remain closer to the last prior fiscal period's expenses rather than the expenses of the fiscal period ended April 30, 1996.

    Interest expense increased by almost $4,000 in the fiscal year ended April 30, 1997 due to an increase in loans made to the Registrant by it's principal shareholder/officer during the year. However the rate of interest on all the outstanding loans has been renegotiated to a much lower level which should result in a lower interest expense to the loan outstanding ratio in the next fiscal period.

    INCOME TAXES

    The Registrant anticipates it will not pay income taxes the next fiscal year because of a tax loss carryforward. If during the next fiscal year the Registrant finds profits are being generated to reduce the tax loss carryforward it will begin making appropriate tax payments for any tax liabilities it may incur.


    LIQUIDITY and CAPITAL RESOURCES

    The Registrant anticipates that it will generate sufficient working capital from a combination of current operations cash flow and debt in the form of Notes Payable from the principal stockholder/officer to manage the daily operations of the business. This has been the way cash flow has been managed over the past two years by the Registrant and the principal stockholder/officer.

    Registrant will not have the ability to pay down some of the debt load over the next year because the Registrant anticipates cash flow from the operations will be insufficient to finance operations without the loans from the principal stockholder/officer. In the past when funds were required for the operations they were advanced by the principal stockholder/officer of the Registrant and it is anticipated,if the need arises again over the next fiscal year funds may be advanced by the principal stockholder /officer to the company. The Registrant's past financial condition have prevented Management from using banks as a source of funds to finance operations.

    This is the fourth successive year of negative cash flow the Registrant has experienced with the fiscal year ended April 30, 1997. Therefore, the Registrant will defer any debt reduction until cash flow proves it is sufficient to permit debt retirement without having an adverse effect on daily operations.



                                    12

    ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL STATEMENTS

         The Registrant made a change in accountants for the audit period ended April 30, 1997 in an effort to control costs. On February 28, 1997 the Registrant engaged the accounting firm of Berry, Dunn, McNeil & Parker of 900 Elm Street, Manchester, NH 03103, as its independent auditor, filing an 8-K with the SEC with the appropriate letter from its former accounting firm of Skolnick & Skolnick. The added costs of having an out of town accounting firm conduct its audit added an unnecessary financial burden on the Registrant.

         There were no disagreements with any of the Registrant's accountants on any matter of accounting principals or practices, financial statement disclosure, or auditing scope of procedure, in connection with the audits of said fiscal year or any such engagement, which disagreements if not resolved to then satisfaction of such accountants would have caused such accountants to make reference in connection with their report to the subject matter of the disagreement.




                                      13

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Database Technologies, Inc.

We have audited the accompanying balance sheet of Database Technologies, Inc. as of April 30, 1997, and the related statements of operations, changes in stockholders' deficit,and cash flows for the year then ended. These financial statements are the responsibility of the Company. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Database Technologies, Inc. for the year ended April 30, 1996 were audited by other auditors whose report, dated July 30, 1996, expressed a qualified opinion on those statements.

We  conducted  our audit  in  accordance  with  generally  accepted  auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Database Technologies, Inc. as of April 30, 1997, and the results of its operations, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and its total liabilities exceed its total assets. These factors, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berry, Dunn, McNeil & Parker

Manchester, New Hampshire
July 15, 1997


                Report Of Independent Public Accountants

To the Board Of Directors and
Shareholders of Database Technologies,Inc.:

We have audited the accompanying balance sheet of Database Technologies, Inc. as of April 30, 1996, 1995 and 1994 along with the related statements of income, retained deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company has reflected the issuance 2,281,192 shares of common stock on July 7, 1989 as having occurred as of April 30, 1989. In our opinion, the retroactive treatment of the common issuance is not in accordance with generally accepted accounting principles.

In our opinion, except for the effects of the common stock issuance ddiscussed in the above paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Database Technologies,Inc. as of April 30, 1996, 1995 and 1994 along with the results of its operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Skolnick & Skolnick

Manchester, New Hampshire
July 30, 1996


                            DATABASE TECHNOLOGIES,INC.
                                 Balance Sheets
                             April 30, 1997 and 1996


                                    ASSETS


                                                         1997         1996
                                                         -----        -----
  Current assets
     Cash                                            $   3,805    $   8,099
     Receivables                                         9,161        3,749
     Other current assets                                -              422
                                                        ________   ________
          Total current assets                          12,966       12,270
                                                        ________   ________
  Equipment,furniture, and fixtures                     14,027       14,027
     Less accumulated depreciation                      14,027       13,938
                                                        ________    _______
         Net equipment,furniture, and fixtures           -               89
                                                        ________    _______
  Other assets
     Security deposits                                   -              150
     Loans and exchanges                                 -              150
                                                        ________    _______
         Total other assets                              -              300
                                                        ________    _______
                                                      $ 12,966     $ 12,659
                                                       ==========  =========

The accompanying notes are an integral part of these financial statements.


                          DATABASE TECHNOLOGIES,INC.
                              Balance Sheets
                           April 30, 1997 and 1996


                      LIABILITIES AND STOCKHOLDER'S DEFICIT

                                                        1997          1996
                                                        -----         -----
   Current liabilities
     Notes payable-stockholder                    $  184,322    $  127,530
     Deferred licensing fee income                     8,388         8,388
     Accounts payable-trade                            7,635         4,243
     Customer deposits                                 -             1,663
     Line of credit                                    6,080         -
     Accrued payroll                                     840           688
                                                   __________    __________
        Total current liabilities                    207,265       142,512
                                                   __________    __________

  Stockholder's deficit
      Common stock-$.001 par value,
      authorized  2,500,000 shares,
      2,466,082 shares outstanding
      in 1997 and 1996 (after deducting 25,000         2,466        2,466
      shares in treasury in 1997 and 1996)
      Additional paid-in-capital                      12,179       12,179
      Accumulated deficit                           (208,944)    (144,498)
                                                    _________    _________

        Total stockholders' deficit                 (194,299)    (129,853)
                                                    _________    _________
                                                  $   12,966   $   12,659
                                                  ============  ===========

The accompanying notes are an integral part of these financial statements.



                                          17

                                DATABASE TECHNOLOGIES,INC.

                                 Statement of Operations                                                   Statement of Operations

                             Years Ended April 30, 1997 and 1996

                                                        1997         1996
                                                        ----         ----
Revenue
   Licensing fee income                              $ 60,155    $ 188,620
   Merchandise sales                                   38,157       -
                                                      ________    _________
                                                       98,312      188,620
Cost of merchandise sales                              33,389       96,319
                                                      _________   _________
        Gross revenue                                  64,923       92,301
                                                      _________   _________
Operating expenses
   Selling expenses                                     9,475       11,500
   General and administrative                         105,691      120,964
                                                      _______      _______
                                                      115,166      132,464
                                                      ________     ________
       Loss from operations                           (50,243)     (40,163)

Nonoperating expense
  Interest expense                                    (14,203)     (10,829)
                                                      _________    ________
Net loss                                            $ (64,446)   $ (50,992)
                                                      _________    ________
Loss per common share                               $   (0.03)   $   (0.02)
                                                     =========== ===========

 The accompanying notes are an integral part of these financial statements.


                                      18

                          DATABASE TECHNOLOGIES,INC.

                  Statement of Changes in Stockholders' Deficit

                        Years Ended April 30, 1997 and 1996

                                            Additional
                                Common       Paid-in    Accumulated
                                 Stock       Capital     Deficit     Total
                                  -------    ----------  -----------  -------
Balance, April 30,1995          $2,381    $ 12,154     $ (77,691) $ (63,156)


  Increase in retained earnings      -           -        (7,317)    (7,317)

  Net loss                           -           -       (50,992)   (50,992)
                                _______    ________     _________  ________
Balance,April 30,1996 as
   previously reported           2,381      12,154      (136,000)  (121,465)

     Common stock issued
     in a prior year               110           -          (110)        -

  Prior period adjustment          (25)         25        (8,388)    (8,388)
                                  ______     _______     __________  ________
Balance, April 30,1996,
 as restated                     2,466      12,179      (144,498)  (129,853)

     Net loss                        -           -       (64,446)   (64,446)
                                 ______     ______     __________  _________
Balance,April 30,1997          $ 2,466    $ 12,179    $ (208,944) $(194,299)
                                 =======   ========    ==========  =========


The accompanying notes are an integral part of these financial statements.


                       DATABASE TECHNOLOGIES,INC.

                        Statement of Cash Flows

                  Years Ended April 30, 1997 and 1996

                                                   1997          1996
                                                   ----          ----
Cash flows from operating activities
   Net loss                                   $ (64,446)    $  (50,992)
   Adjustments to reconcile net loss to
   net cash used by operating activities
     Depreciation and amortization                   89          2,374
     (Increase)decrease in
       Receivables                               (5,412)         7,747
       Other current assets                         725           (414)
     Increase(decrease) in
       Accounts payable-trade                     3,392         (8,392)
       Customer deposits                         (1,663)         1,663
       Accrued expenses                             150            224
                                               __________      _________
        Net cash used by operating activities   (67,165)       (47,790)
                                               __________      _________
Cash flows from investing activities
   Equipment,furniture,and fixtures                   -         (1,924)
                                               __________      __________
Cash flows from financing activities
   Increase in retained earnings                      -         (7,317)
   Notes payable-stockholder                      56,792        59,784
   Line of credit advance                          6,079             -
                                               ___________     ___________
      Net cash provided by financing activites    62,871        52,467
                                               ___________     ___________
      Net increase(decrease)in cash and
      cash equivalents                            (4,294)        2,753

Cash,beginning of year                             8,099         5,346
                                               ___________     ___________
Cash,end of year                               $   3,805    $    8,099
                                               ===========    ============


Supplemental Disclosures of Cash Flow Information
 Cash paid for interest                        $       -    $   10,829
                                                ==========   =============

The accompanying notes are an integral part of these financial statements.


                        DATABASE TECHNOLOGIES,INC.

                      NOTES TO FINANCIAL STATEMENTS

                        April 30, 1997 and 1996



BACKGROUND
__________
Database Technologies, Inc. (the Company) was incorporated under the laws of the State of Delaware on November 4,1988.The company operates a computerized database containing current prices of certain electronic merchandise from various vendors. The Company provides this information to assist insurance company adjusters in processing claims. The Company's sources of revenue are licensing fees obtained from various insurance companies for the use of its database and sale of merchandise to its customers for the purposes of settling claims with their policyholders.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ___________________________________________

REVENUE AND EXPENSE RECOGNITION
__________________________________

The financial statements are prepared on the accrual basis of accounting; revenue is recognized when earned and expenses are recognized when goods and services are received. Licensing fee income for the use of its database may be on an annual, monthly,or per use basis.Revenue is recognized when earned. Customer payments received but not earned are reflected as deferred licensing fee income, a current liability.

USE OF ESTIMATES
________________

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
__________________________

For purposes of reporting the statements of cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid investments with a maturity of three months or less to be cash equivalents.

EQUIPMENT
_________

Property and equipment purchased is depreciated by the straight-line method over the estimated useful lives of the respective assets. Equipment acquired under capital leases is amortized by the straight-line method over the estimated useful lives of the respective assets.

                                 21
<PAGE.


                         DATABASE TECHNOLOGIES,INC.

                       Notes to Financial Statements

                         April 30, 1997 and 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)
    ______________________________________________________

INCOME TAXES
____________

Deferred income taxes are provided for the expected tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company has a deferred tax asset which is attributable primarily to net operating loss carryforwards. Since it is more probable than not that the deferred tax asset will not be realized, a valuation allowance for the entire amount has been recorded as of April 30, 1997 and 1996.

No provision for income taxes was required due to the current year loss. The following are net operating losses available and their expiration dates.

                                         Year Carryforward
                     Amount                    Expires
                     _______                   _________
                    $13,161                    2008
                     36,149                    2009
                     48,293                    2010
                     62,010                    2011

PENSION AND PROFIT SHARING PLANS
________________________________

The Company established a profit sharing plan which covers all employees of the Company. No contributions were made in fiscal years ended 1997 or 1996.

COMPANY'S FUTURE PLANS
_____________________

The Company's future operations are effected by its current financial position. Specifically, its low level of cash, total assets and its negative capital. The Company anticipates operating cash flow will be insufficient to finance operations. It anticipates cash to be provided from its principal stockholder/ officer,in the form of loans to enable the Company to meet operating cash flow requirements. The Company intends to explore possible asset sales and/or a merger transaction.

                                    22

                        DATABASE TECHNOLOGIES,INC.

                       Note to Financial Statements

                         April 30, 1997 and 1996



2. Notes Payable - Stockholder
____________________________

Notes payable - stockholder totaled $184,322 and $127,530 as of April 30, 1997 and 1996, respectively. These notes bear interest at 5.85% and 12% for the years ended April 30, 1997 and 1996, respectively. All notes payable to stockholder are due April 30, 1998.

3.OPERATING LEASES
  __________________

Facilities
__________

The Company leases its facilities from a trust controlled by the majority stockholder. The lease agreement requires monthly payments of approximately $350 plus insurance, maintenance,and operating expenses. The initial term of the lease expires December 1997. Rent expense for the year ended April 30, 1997 amounted to $5,400.

Vehicles and Equipment
______________________

The Company currently leases a vehicle and a computer from the majority stockholder. The monthly lease payments are $450 and $175, respectively. Vehicle and equipment lease expenses for the year ended April 30, 1997 are $5,400 and $1750, respectively, and expire in May 1999 and June 1998, respectively.

Future minimum lease payments under a noncancelable operating leases as of April 30, 1997 are:

                 1998                             $5,350
                 1999                                350

4. MAJOR CUSTOMER
   ________________

The Company had one major cutomer who accounted for 21% of the total revenue during the year ended April 30, 1997. No major customer accounted for more than 10% of the total revenue during the year ended April 30, 1996.

5.  LICENSING AND MARKETING AGREEMENTS
   ____________________________________

On February 28, 1994,the Company entered into a licensing agreement with ADP Property Claims Services, Inc. (ADP). This agreement was to continue in effect until December 31, 1998. However on October 30, 1995, ADP terminated the contract with the Company. Under this agreement, ADP was to market the Company's database products combined with its own products.The companies are attempting to reach a new agreement.

On December 13, 1993, the Company entered into a marketing agreement with David A. Johnson & Associates. This agreement will continue in effect until December 12, 1998 and may be extended for an additional five years. Under this agreement, David A. Johnson & Associates will market the Company's database products combined with its own products.

                                       23

                              DATABASE TECHNOLOGIES,INC.

                             Note to Financial Statements

                                April 30, 1997 and 1996


6.  INCOME (LOSS) PER SHARE
    _______________________

The loss per common share for the years ended April 30, 1997 and 1996 has been computed based on the weighted average number of shares outstanding of 2,466,082.

7.  PRIOR PERIOD ADJUSTMENTS
    _________________________

The statement of changes in stockholders' deficit contains a 110,000 share adjustment to common stock. This transaction arose as a result of litigation settlement in a prior year. The common stock adjustment was not recorded in that prior year and is reflected in the reconciliation of stockholders' deficit for the year ended April 30, 1996 and subsequent.

The April 30, 1996 accumulated deficit was restated for a correction of an error in the prior year's revenue recognition, which caused the Company to recognize deferred licensing fee income as income instead of a liability. Additionally, 25,000 shares of treasury stock was acquired in a prior year at no cost to the Company. Accordingly, common stock, additional paid-in capital, and accumulated deficit are restated as follows:

                                                      Additional
                                         Common        Paid-In     Accumulated
                                          Stock        Capital       Deficit
                                        ---------     ---------    -----------

  April 30, 1996,as previously reported  $ 2,381       $12,154   $  (136,000)
    Correction of error                      110            -         (8,498)
    Treasury stock                           (25)           25             -
                                          --------     --------   -----------

  April 30, 1996, as restated            $2,466        $12,179    $ (144,498)
                                         =======       ========    ==========

8. LINE OF CREDIT
   _______________

The Company has a revolving line of credit in the form of a corporate credit card with an interest rate of 15.4%. The line of credit was established to cover the operating expenses of the business. The Company remits minimum principal and interest payments directly to the credit card company on a monthly basis. Amounts above the minimum are remitted as cash flow allows.

9. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
    _______________________________________________________

The  Company's  financial  instruments  consist  of  cash,  short-term trade
receivables and  payables,  and short term debt.   The carrying value of all
instruments approximates their fair market value.

                                     24

                                   PART III

   ITEM 10.   Directors and Executive Officers

        Name                            Age      Position
        ----                            ---      --------

   Allan S. Wolfe (1)                    65      Chairman of the Board,
                                                 President and Treasurer

   Betty Wolfe                           60      Secretary and a Director

   Robert A. Boyd                        62      Director

   Directors are elected to serve one-year terms and until successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. A description of the directors follows:

   (1) Mr. Wolfe is the only director and officer who will be actively engaged on a daily basis in the Registrant's business.

   ALLAN S. WOLFE, 65, is the President, Treasurer, Chairman of the Board of Directors, and majority shareholder of the Registrant and of Pathfinder Data Group Inc. He was elected a Director of Camelot Corp. in May 1993 a public corporation headquartered in Dallas, Texas. He has been Chief Executive Officer of Pathfinder from October, 1984 to present and President, Treasurer, and Chairman of the Board of the Registrant since May, 1986; from 1980 to 1984 he was Vice President of Audio of New England,Inc.,a corporation engaged in the same business as Pathfinder, as well as the retailing of hi-fi equipment to the public.

   BETTY WOLFE, 60, was formerly employed by Pathfinder Database, Inc. and Pathfinder Data Group Inc. She is the wife of Allan S. Wolfe, President of the Registrant. Her capacity with Pathfinder Database, Inc. and Pathfinder Data Group Inc. was that of secretary and bookkeeper. Her functions were administrative.

   ROBERT A. BOYD, 62, is Product Manager of Interealty Corporation. Prior this position he was Vice President of Product Planning for Realtron Corporation. Prior to this position he was President of the Reeves Group Inc., a wholly owned subsidiary of Realtron Corporation which was engaged in new business development. Prior to that position Executive Vice President of Realtron Corporation, computer online and publishing services vendor to the real estate industry. Immediately prior to his employment with Realtron Corporation, he was a partner of The Roberts Company, computer systems consultants to Real Estate Boards, Multiple Listings Services and Multiple Listings Services vendor.

   To the fullest extent permitted by Delaware law, the directors of the Registrant will not be liable to the Registrant or its stockholders for monetary damages for breaches of their fiduciary duties as directors.


   ITEM 11.   Executive Compensation

   The following table sets forth information concerning remuneration that will be paid by the Registrant during the fiscal year ending April 30, 1997. No executive officer of the Registrant will receive in excess of $60,000 annually.

   Name of Individual           Capacities in           Cash
   or number in group           which served            compensation
   ------------------           -------------           ------------

   Allan S. Wolfe           President and Treasurer     Not to exceed
                                                        $60,000 annually.

   ITEM 12.   Security Ownership of Certain Beneficial
              Owners and Management

   Security Ownership of Certain Beneficial Owners
   -----------------------------------------------

   The following table sets forth information, after distribution, with respect to each person known to the management of the Registrant who will be the beneficial owner of more than five percent of the Common Stock of the Registrant. To the knowledge of the Registrant, each such stockholder will have sole voting power and sole investment power over the securities.

   Name and Address              Amount and Nature                Percent
   of Beneficial Owner           of Beneficial Ownership          Of Class
   -------------------           -----------------------          --------

   Allan S. Wolfe                   1,313,658   (1)                57.15%
   38 Mulberry Lane
   Bedford, NH  03110



   ---------------------------
   (1) Includes 1,000 shares in the name of Betty Wolfe, a director of Registrant and wife of Allan S. Wolfe.


    Security Ownership of Management
    --------------------------------

    The following table sets forth, after distribution, the number of shares of Common Stock, $.001 par value per share, of the Registrant beneficially owned by each director and all directors and officers of the Registrant as a group. Except as otherwise noted, the named individual will have sole voting power and sole investment power over the securities.

    Name of                     Amount and Nature               Percent
    Beneficial Owner            Beneficial Ownership            of Class
    ----------------            --------------------            --------

    Allan S. Wolfe                   1,312,658                  57.15% (2)

    Betty Wolfe                          1,000  (1)

    Robert A. Boyd                      19,030                   0.83%

    All directors and officers       1,332,688                  57.98%
    as a group (3 persons)

    ----------------------------
    (1) Betty Wolfe, wife of Allan S. Wolfe, owns in her name 1,000 shares of Registrant which formerly was included in the amount held by Allan S. Wolfe.

    (2)  The combined percentage interest of  Allan S. Wolfe and Betty
         Wolfe.


    ITEM 13.   Certain Relationships and Related Transactions

    As previously noted, Registrant obtained from Pathfinder, its principal asset, the Database. Prior to the proposed distribution, Pathfinder sold from its treasury 165,000 shares to:(a) Robert and Joanne Olender, 100,000 shares; (b) Sheldon Maschler, 50,000 shares; and (c) Samuel J. Landau, 15,000 shares. As a result of said sales Pathfinder received $30,500. All of the individual recipients of shares will have distributed to them shares of the Registrant at such time as the distribution becomes effective.

    Robert Olender and the Registrant were, at the time of the transfer, coordinating their efforts to develop a more effective way to handle insurance replacement. Samuel J. Landau is counsel to both Pathfinder and the Registrant.

    Robert Olender and Joanne Olender received an additional 100,000 shares as compensation for marketing efforts on behalf of the Company.


    PART IV

    Item 14.

    Exhibits.  Financial Statements Schedules and Reports
               on Form 10-KSB.

         (a) The financial statements and schedules filed with this report are as follows:

    Database Technologies, Inc.

    1.         Financial Statements                             Page
               --------------------                             ----

               Report of Independent Certified
               Public Accountant                                14-15

               Balance Sheet of April 30, 1997                  16-17

               Statement of Income                              18

               Statement of Stockholder's Equity                19

               Statement of Cash Flows                          20

               Notes to Financial Statements                    21-24



    All other schedules have been omitted because they are inapplicable or the required information is included elsewhere in the Financial Statements or the notes thereto.

         (b)   Reports on Form 8-K
               --------------------

     Form 8-K filed by the Registrant on February 28,1997 reporting Item 9. Form 8-K/A filed by the Registrant on March 25,1997 reporting Item 9.


         (c)   Exhibits
               --------

    Reference is made to the Exhibit Index which begins on page 30 of this report.


                                 Signatures
                                 ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              DATABASE TECHNOLOGIES INC.


                                              By: s/Allan S. Wolfe
                                                  _____________________
                                                  Allan S. Wolfe, President
                                                  and Treasurer

                                              Date: December 8, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        (i)  Principal Executive Officer and Principal Financial Officer:
             -----------------------------------------------------------


              s/Allan S. Wolfe                        December 8, 1997
             ----------------------------             -----------------
             Allan S. Wolfe - Chairman of the Board,       (Date)
                              President, Chief Executive
                              Officer and Chief Financial Officer

        (ii) A Majority of the Directors
             ---------------------------

             s/Allan S. Wolfe                         December 8, 1997
             ----------------------------             -----------------
             Allan S. Wolfe                                (Date)


              s/Betty L. Wolfe                        December 8, 1997
             ----------------------------             -----------------
             Betty Wolfe                                   (Date)



             ----------------------------             -----------------
             Robert A. Boyd                                (Date)



                                       29

                               INDEX TO EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-KSB OF
                             DATABASE TECHNOLOGIES INC.
                     for the Fiscal Year Ended April 30, 1997

        EXHIBIT                                                 PAGE
        NUMBER          EXHIBIT DESCRIPTION                     NUMBER
        -------         -------------------                     ------

          1             Certificate if Incorporation              *
                        of the Registrant

          2             Amended Certificate of Incorporation      *
                        of the Registrant

          3             By-Laws of the Registrant                 *

          4             Agreement and Assignment between          *
                        Registrant and Pathfinder Data
                        Group Inc.

          5             No-Action Letter from SEC                 *

          6             Agreement between Pathfinder              * *
                        Database inc. and Allstate Insurance
                        Company dated August 5, 1985

          7             Letter from Allstate Insurance            * *
                        Company to Pathfinder Database, Inc.
                        dated April 24, 1989, canceling
                        Agreement dated August 5, 1985

          8             Memoranda of Understanding between        * *
                        Database Technologies Inc. and
                        Farmers Insurance Group dated
                        April 3, 1989, March 29, 1989,
                        March 29, 1989, February 8, 1989
                        and July 29, 1988

          9             Agreement between Pathfinder              * *
                        Database, Inc. and Aetna Casualty &
                        Life dated November 29, 1988

         10             Agreement between Pathfinder              * *
                        Database, Inc. and Western Mutual
                        Insurance Company dated October 17,
                        1988

         11             Licensing Agreement between Database
                        Technologies, Inc. and ADP Property      * * *
                        Claims Services,Inc. dated February 28,
                        1994.

         12             Change in independent auditor dated
                        February 28, 1997                        * * *
        ------------------------------------------------------------------


        * Filed with the Registrant's Registration Statement Form 10 on April 17, 1989, File No. 0-17623, and incorporated herewith by reference.

      * * Filed with the Registrant's Registration Statement Form 8 Amendment No. 1 to Form 10 on May 19, 1989, File No. 0-17623, and incorporated herewith by reference.

    * * * Filed with the Registrant's Form 8-K , File No. 0-17623 and incorporated herewith by reference.

                                      30