Form 10QSB
period 1997-07-31
DATABASE TECHNOLOGIES INC
filed 1997-12-09
CIK 849315

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period Ending: July 31, 1997
                                           -------------
                  Commission File Number: 0-17623
                                          ---------

                     Database Technologies Inc.
_________________________________________________________________________
       (Exact name of registrant as specified in its charter)

              Delaware                            02-0429620
 __________________________________________________________________________
   (State of other jurisdiction of               (I.R.S. Employer
    incorporation or organization                Identification No.)

     20 Commerce Park North          Bedford, NH          03110
  __________________________________________________________________________
      (Address of principal executive offices)        (Zip Code)

                              (603) 628-2888
   ___________________________________________________________________________
          (Registrant's telephone number, including area code)


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           [X] Yes  [ ] No



         Number of shares outstanding of the issuer's classes of common stock, as of July 31, 1997;

Common stock $.001 par value............................2,466,082






Total Pages: 14


                        DATABASE TECHNOLOGIES INC.

                       FORM 10-Q      July 31, 1997
 _________________________________________________________________________


                        PART I:  FINANCIAL INFORMATION


      ITEM 1 - Financial Statements


 ___________________________________________________________________________


                           (following pages)


                        DATABASE TECHNOLOGIES INC.

                              BALANCE SHEET

                              July 31, 1997

____________________________________________________________________________
                                    July 31, 1997    April 30, 1997
                                              (Unaudited)          (*)
_____________________________________________________________________________


                                A S S E T S
         CURRENT ASSETS:
                 Cash                      $  2,654            $  3,805
                 Receivables                  5,235               9,161
                                          -----------          ---------
                                              7,889              12,966
                                          ___________          _________

         PROPERTY AND EQUIPMENT (Note 1 ):
            Equipment,Furniture & Fixtures $ 14,027            $ 14,027
            Less: Accumulated depreciation   14,027              14,027
                                           ____________      ___________
             Net property and equipment           0                   0
                                            ___________      _____________
                          Total assets     $  7,889            $ 12,966
                                            =============     ===========

Continued - 1
                                        3


                         DATABASE TECHNOLOGIES,INC.

                               BALANCE SHEET

                               July 31, 1997

_____________________________________________________________________________
                                           July 31, 1997    April 30, 1997
                                              (Unaudited)          (*)
_____________________________________________________________________________

                        L I A B I L I T I E S  A N D
                   S T O C K H O L D E R S'  E Q U I T Y
       CURRENT LIABILITIES:
           Notes payable
           - officer/stockholder (Note 2)  $ 184,322           $ 184,322
                Accounts payable
                - trade                        7,828               7,635
                Deffered licensing income      4,968               8,388
                Line of credit                 5,402               6,080
                Accrued payroll                  589                 840
                Payroll taxes payable            466                   0
                Accrued Interest               2,696                   0
                                            ___________         _________
                Total current liabilities  $ 206,271           $ 207,265
                                            ___________          ________



       STOCKHOLDERS' DEFICIT
                Common stock - par value $0.001,
                       authorized 2,500,00 shares,
                       issued and outstanding
                       2,466,082 shares in 1997
                       and 1996             $   2,466         $    2,466

                  Additional paid-in capital   12,179             12,179

                  Accumulated Deficit       ( 208,944)          (208,944)
                  NET LOSS                  (   4,083)
                                            ____________       __________

              Total stockholders' equity  ($  198,382)        ($ 194,299 )
                                           ___________         __________

                                           $    7,889          $  12,966
                                             ==========        ==========

                The accompanying notes to financial statements
                  are an integral part of this statement.


                                Concluded - 2

_______________________________________________________________________________
           (*) Condensed from the Company's audited financial statements.
                                    4

                        DATABASE TECHNOLOGIES,INC.

                         STATEMENT OF OPERATIONS

              THREE MONTHS ENDING JULY 31, 1997 and JULY 31, 1996

___________________________________________________________________________
                        Three Months     Three Months      For the Year
                           Ending           Ending              Ended
                         July 31,1997    July 31,1996        April 30, 1997
                          (Unaudited)      (Unaudited)             (*)
____________________________________________________________________________

 REVENUE (Note 1)          $ 26,152        $ 18,174        $ 98,312

  COST OF REVENUE             4,519           2,702          33,389
                         ___________       _____________   _____________
      Gross Revenue          21,633          15,472          64,923
                        ____________       _____________  ____________

 OPERATING EXPENSES :
   Selling and Delivery       1,903           2,261           9,475
   General and Admin.        21,118          25,035         105,691
                         _____________      _____________  ____________
                             23,021          27,296         115,166

   Gain (LOSS)
   from Operations          (1,388)         (11,824)        (50,243)
                          ____________     _____________   ___________
 OTHER INCOME/(EXPENSE)

 Nonoperating (Expense)
   Interest expense         (2,696)          (2,939)        (14,203)
                         ____________    ______________    ___________


 NET PROFIT (LOSS)
   Before Provision         (4,083)          (14,763)       (64,446)
   For Income Tax

   Provision For Income
   Taxes ( Note 1)               0                 0              0

   State Income Tax              0                 0              0
                            =============    =============  ============
       Net Income (Loss)
       After Income Taxes  ($4,083)         ($14,763)      ($64,446)

  NET PROFIT (LOSS)
  PER SHARE (Note 6)      $(0.0016)         $(0.0059)        $(0.03)
                          =============      =============  ==========

                The accompanying notes to financial statements
                   are an integral part of this statement.
-----------------------------------------------------------------------------
             (*) Condensed from the Company's audited financial statements.

                                        5

                        DATABASE TECHNOLOGIES INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY

                     THREE MONTHS ENDING JULY 31, 1997


   __________________________________________________________________________
                                        Additional
                    Common Stock         Paid-in        Retained
                 Shares        Amount    Capital        Earnings     Total
    __________________________________________________________________________
BALANCE AT
 April 30, 1997   2,466,082     $2,466    $12,179    $ (208,944)  $ (194,299)

Net Loss                                                 (4,083)      (4,083)
                  -----------  ----------  ---------    ----------  ----------
BALANCE AT
  July 31,1997    2,466,082     $2,466    $12,179    $ (213,027)  $ (198,382)
                 =============   =========  ==========   ========= ==========

                The accompanying notes to financial statements
                  are an integral part of this statement.












                                    6

                        DATABASE TECHNOLOGIES,INC.

                         STATEMENT OF CASH FLOWS

                  FOR THE THREE MONTHS ENDED JULY,31,1997  AND
                      FOR THE YEAR ENDED APRIL 30,1997

_____________________________________________________________________________
                                             Three Months      For the year
                                                Ending            Ended
                                             July 31, 1997    April 30, 1997
                                               (Unaudited)           (*)
 ____________________________________________________________________________
  CASH FLOWS FROM OPERATING ACTIVITIES:
                Net income (loss)                 $(4,083)       $(64,446)
        Adjustments to reconcile net income (loss)
		to net cash provided by
		operating activities:
            Depreciation and amortization               0              89
           (Increase) decrease in the following
              Assets:
                  Accounts receivable -             3,926          (5,412)
                  Other current assets                                725

            Increase (decrease) in the following
              Liabilities:

                   Accounts payable-trade             193           3,392
                   Accrued expenses                  (251)            150
                   Customer deposits                    0          (1,663)
                   Deferred License income         (3,420)              0
                   Payroll Taxes Payable              466               0
                   Accrued Interest                 2,696               0
                                                  ----------     ----------
                        Net cash Used In
                        Operating Activities         (473)        (67,165)
                                                    ________     __________
        CASH FLOWS FROM INVESTING ACTIVITIES:

           Equipment Furniture & Fixtures                0               0

                                                     _________    _________



         Cash Flows from Financing Activities:
           Increase in Retained Earnings                 0               0
           Notes Payable-stockholder                     0          56,792
           Line of credit advance                     (677)          6,079

         Net Cash Provided By Financing Activities    (677)         62,871

         NET INCREASE (DECREASE)CASH                (1,150)         (4,294)
         CASH, Beginning of Period                   3,805           8,099
                                                   __________    _________
         CASH, End of Period                      $  2,654     $     3,805
                                                    ==========    =========

    Spplemental Disclosures of Cash Flow Information
        Cash Payments For:
             State Taxes                               300               0



                The accompanying notes to financial statements
                   are an integral part of this statement.
      _______________________________________________________________________
        (*) Condensed from the Company's audited financial statements.

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

                                 8
<PAGE.


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

                                   9

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

                                       10

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


                                     11

                            DATABASE TECHNOLOGIES,INC.

                FORM 10-Q                                 JULY 31, 1997

-------------------------------------------------------------------------------

                PART I: FINANCIAL INFORMATION

        ITEM 2- Management's Discussion and Analysis of Financial
                Condition and Results of Operations.

_______________________________________________________________________________

        REVENUES

        The Registrant's revenues for the first quarter ended July 31,1997 were $26,152. an increase of $7,978. from the same quarter of the prior year.

        OPERATING EXPENSES

        The Registrant's total operating expenses in the quarter ended July 31, 1997 were $23,021., and when compared to the same quarter of the prior year represents a decrease in expenses of $4,275. It appears the operating expenses are under control and probably at a bare minimum level. The Registrant was able to increase sales and reduce expenses during this period.

        When a comparison is made between the selling expenses and general and administrative expenses between the quarter ended July 31,1997 and the same quarter of the prior year, it indicates the selling expense decreased by $300. and G & A expenses decreased by $4,000.


        INCOME

        In the current quarter ended July 31, 1997 the Registrant had an operating loss of $1,388. which was $10,437. less than the loss incurred in the same quarter of the prior year. The increase in revenues in the quarter ended July 31, 1997 plus the decrease in expenses were factors that allowed the Registrant this decrease in operating loss for the period. Until revenues can be increased sufficiently in future quarters the Registrant will continue to sustain losses in the coming quarters.

        INCOME TAX

        No provision for Federal or State corporate income taxes has been made due to the tax loss carryforward from prior tax years.

        LIQUIDITY and CAPITAL RESOURCES

        The Registrant is of the opinion new revenues must be generated or the liquidity problem will worsen. Thus far the Registrant has relied on it's major stockholder/officer to provide funds for the Company when the need arises. There is a limit to these resources and the Registrant's financial problems will not improve unless revenues improve.
                                       12

                        DATABASE TECHNOLOGIES INC.

                        FORM 10-Q          JULY 31, 1997

--------------------------------------------------------------------------------

                     PART II: OTHER INFORMATION

--------------------------------------------------------------------------------

        ITEM 1 - Legal Proceedings

                 None

        ITEM 2 - Changes in Securities

                 None

        ITEM 3 - Defaults Upon Senior Securities

                 None

        ITEM 4 - Submission of Matters to a Vote of Security Holders

                 None

        ITEM 5 _ Other Information

                 Not Applicable

        ITEM 6 - Exhibits and Reports on Form 8 - K

                 a. Exhibits

                    None

                 b. Reports on Form 8-K ( all incorporated by reference )

                    None




                                        13

                        DATABASE TECHNOLOGIES INC.

                        FORM 10-Q         JULY 31, 1997

--------------------------------------------------------------------------------

                                SIGNATURES

--------------------------------------------------------------------------------

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DATABASE TECHNOLOGIES INC.
                                        ____________________________
                                        (Registrant)

December 9,1997                         s/Allan S. Wolfe
--------------------------------------------------------------------------------
       ( Date )                          ( Signature )
                                         Allan S. Wolfe:
                                         Chairman of the Board, President,
                                         Chief Executive Officer, Chief
                                         Financial Officer, and a Director















                                      14

