Form 10QSB
period 1997-10-31
DATABASE TECHNOLOGIES INC
filed 1997-12-16
CIK 849315

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period Ending: October 31, 1997
                                              ______________

                    Commission File Number: 0-17623
                                            ________

                        Database Technologies, Inc.
          ______________________________________________________________
            (Exact name of registrant as specified in its charter)


               Delaware                              02-0429620
           ________________________________________________________________
        (State of other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)


        20 Commerce Park North          Bedford,NH          03110
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

                                        [x ] Yes    [  ] No

        Number of shares outstanding of the issuer's classes of common stock, as of October 31, 1997:

  Common stock $.001 par value ...............................2,466,082



  Total pages:15



                        DATABASE TECHNOLOGIES,INC.

                        FORM 10QSB      OCTOBER 31, 1997

________________________________________________________________________________

                       PART I:  FINANCIAL INFORMATION

   ITEM 1 - Financial Statments


_____________________________________________________________________________
                         (following pages)


                                 2

                        DATABASE TECHNOLOGIES,INC.

                             BALANCE SHEET

                             OCTOBER 31, 1997

------------------------------------------------------------------------------
                                       OCTOBER 31,1997      APRIL 30,1997
                                         ( Unaudited)            (*)
-------------------------------------------------------------------------------

                         A S S E T S
                         _____________
CURRENT ASSETS:
   Cash                                   $   1,598           $  3,805
   Accounts Receivable
     -trade (Note 8)                          7,327              9,161
                                          _____________       ________________
         Total current assets                 8,925             12,966
                                          --------------      -----------------

PROPERTY AND EQUIPMENT (NOTE 1);
    Equipment,Furniture & Fixtures            14,027            14,027
    Less: Accumulated depreciation            14,027            14,027
                                           _________________  _______________
         Net property and equipment                0                 0
                                           _____________       ____________
             Total assets                  $   8,925        $   12,966
                                            ===============     ============

     Continued -1

                                       3

                        DATABASE TECHNOLOGIES,INC.

                             BALANCE SHEET

                             OCTOBER 31, 1997

-----------------------------------------------------------------------------
                                        OCTOBER 31,1997      APRIL 30,1997
                                         ( Unaudited)            (*)
-------------------------------------------------------------------------------

                   L I A B I L I T I E S    A N D
                S T O C K H O L D E R S   E Q U I T Y

CURRENT LIABILITIES
   Notes Payable
     - officer/stockholder (Note 2)      $  184,322          $ 184,322
   Deferred licensing fee income              3,420              8,388
   Accounts payable
     - trade                                 12,351              7,635
   Line of credit                             4,462              6,080
   Accrued payroll                               -                 840
     - payroll taxes payable                    325                  -
   Accrued interest expense                   5,392                  -
                                           _______________     _______________
        Total current liabilities           210,272            207,265

 STOCKHOLDERS' EQUITY (Note 6)
           Common stock-par value $0.001
               authorized 2,500,000 shares,
               2,466,082 issued               2,466              2,466
           Additional paid-in capital        12,179             12,179
           Accumulated Deficit             (208,944)          (208,944)
           Net Income (Loss)               (  7,048)               -
                                          ________________     _______________
               Total stockholders' equity  (201,347)          (194,299)
                                          _________________     _______________
               Total liabilities and
               stockholders' equity       $   8,925          $  12,966
                                          _________________     ______________

        The accompanying notes to financial statements are an integral part of this statement.

                       Concluded -2
   ___________________________________________________________________________
   (*) Condensed from the Company's audited financial statements.

                                  4

                          DATABASE TECHNOLOGIES,INC.

                           STATEMENT OF OPERATIONS

             THREE MONTHS ENDING  OCTOBER 31,1997 and OCTOBER 31,1996
                                     and
               SIX MONTHS ENDING OCTOBER 31,1997 and OCTOBER 31,1996

________________________________________________________________________________
                     Three Months     Three Months    Six Months   Six Months
                        Ending          Ending          Ending         Ending
                      Oct.31,1997     Oct.31,1996    Oct.31,1997   Oct. 31,1996
                       (Unaudited)    (Unaudited)      (Unaudited)   (Unaudited)
________________________________________________________________________________
REVENUE               $  22,924        $ 27,891       $ 52,496       $ 46,066

COST OF REVENUE           3,635          10,648          8,154         13,350
                    __________       __________        _________     __________
  Gross profit           19,289          17,243         44,342         32,716

OPERATING EXPENSES
  Selling & Delivery      2,433           6,538          4,336          7,964
  General & Admin.       17,848          23,977         41,662         51,249
                       ___________   ___________      __________     __________
  Total operating
  expenses               20,281          30,515         45,998         59,213

  Profit(loss) from
  Operations           (   992)         (13,272)      (  1,656)       (26,497)

 Nonoperating expense
    Interest expense    ( 2,696)             0         ( 5,392)             0

 NET PROFIT (LOSS)
 before income taxes    ( 3,688)        (13,272)       ( 7,048)       (26,497)
   (Note 4)
 Provision for Income
 Taxes (Note 1)               0              0               0               0

 NET INCOME (LOSS)     $( 3,688)     $( 13,272)        $(7,048)       $(26,497)

                       =============   ============    ===========    ===========

 PER SHARE (Note 6)    ($.0015)         ($.005)         ($.003)          ($.01)
                      =============   ============     ===========   ===========



                The accompanying notes to financial statements
                  are an integral part of this statement.

   ___________________________________________________________________________
   (*) Condensed from the Company's audited financial statements.


                                  5

                           DATABASE TECHNOLOGIES,INC.

                      STATEMENT OF STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDING OCTOBER 31, 1997

------------------------------------------------------------------------------
                                          Additional
                       Common Stock        Paid-in      Retained
                  Shares      Amount       Capital      Earnings    Total
-----------------------------------------------------------------------------
BALANCE AT
  April 30,1997   2,466,082   $2,466       $12,179    ($208,944)  ($194,299)

Net Loss                                                ( 7,048)   (  7,048)
                 ___________  _________   ________   ___________  _________
BALANCE AT
  Oct.31,1997     2,466,082   $2,466       $12,179    ($215,992)  ($201,347)




                The accompanying notes to financial statements
                  are an integral part of this statement.

   ___________________________________________________________________________
   (*) Condensed from the Company's audited financial statements.


                                   6

                    DATABASE TECHNOLOGIES,INC.

                     STATEMENT OF CASH FLOWS

   FOR THE THREE MONTHS ENDING OCTOBER 31, 1997 and OCTOBER 31, 1996
                             and
     FOR THE SIX MONTHS ENDING OCTOBER 31, 1997 and OCTOBER 31,1996

-------------------------------------------------------------------------------

                      Three Months   Three Months   Six Months  Six Months
                         Ending         Ending        Ending        Ending
                      Oct.31, 1997   Oct.31,1996     Oct.31,1997   Oct.31,1996
                      (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
_______________________________________________________________________________
CASH FLOW FROM OPERATING ACTIVITES;
   Net Income (Loss)       ($3,688)    ($13,272)      ($7,048)      ($26,497)
Adjustments to reconcile
net income (loss) to net
cash provided by operating
activities:
 Depreciation & Amortizatio n    0            0             0              0
 (Increase) Decrease in the
 following:
 Assets:
     Accounts Receivable
       Trade                (2,092)      (2,652)        2,234         (1,847)

 (Decrease) Increase in the
 following liabilities:
      Accounts payable:
        Trade                4,523        2,188         4,716             (5)
        Stockholder              0        3,500             0           (831)
        Deferred revenue    (1,548)           0        (4,968)             0
        Accrued Expenses    (  730)         610        (  515)             0

                            _________   ___________    ___________    __________
     Net cash used in
     Operating Activities   (3,535)      (9,626)       (5,581)       (29,180)

CASH FLOWS FROM
FINANCING ACTIVITIES:
      Note Payable
     -officer/stockholder        0       13,200             0         25,200
      Line of credit
      advance                ( 717)           0           187              0
                         ___________   __________    ___________    _________
NET INCREASE (DECREASE)
IN CASH                     (4,252)       3,574        (5,403)       ( 3,980)

CASH,Beginning of period     2,654          545         3,805          8,099
                         __________   ___________     _________    _________
CASH, End of Period          1,598        4,119         1,598          4,119
                         ___________   ___________    ___________   _________



               The accompanying notes to financial statements
                 are an integral part of this statement.


                                     7

                        DATBASE TECHNOLOGIES,INC.

                     Notes to Financial Statements

                        April 30, 1997 and 1996



Background
__________

Database Technologies, Inc. (the Company) was incorporated under the laws of the State of Delaware on November 4, 1988. The company operates a computerized database containing current prices of certain electronic merchandise from various vendors. The Company provides this information to assist insurance company adjusters in processing claims. The Company's sources of revenue are licensing fees obtained from various insurance companies for the use of its database and sales of merchandise to its customers for the purposes of settling claims with their policyholders.

1.  Summary of Significant Accounting Policies
    __________________________________________

Revenue and Expense Recognition
_______________________________

The financial statements are prepared on the accrual basis of accounting; revenue is recognized when earned and expenses are recognized when goods and services are received or liabilities are incurred. Licensing fee income for the use of its database may be on an annual, monthly, or per use basis. Revenue is recognized when earned. Customer payments received but not earned are reflected as deferred licensing fee income, a current liability.

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

Cash and Cash Equivalents
_________________________

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

                            DATABASE TECHNOLOGIES,INC.

                          NOTES TO FINANCIAL STATEMENTS

                           April 30, 1997 and 1996

1.  Summary of Significant Accounting Policies (Concluded)
    ______________________________________________________

Income Taxes
____________

Deferred income taxes are provided for the expected tax effects of differences between the financial statements and tax basis of assets and liabilities.

The Company has deferred tax asset which is attributable primarily to net operating loss carryforwards. Since it is more probable than not that the deferred tax asset will not be realized, a valuation allowance for the entire amount has been recorded as of April 30, 1997 and 1996.

No provision for income taxes was required due to the current year loss. The following are net operating losses available and their expiration dates.

                             Year Carryforward
                     Amount                   Expires
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

Company's Future Plans
_______________________

The Company's future operations are being affected by its current financial position. Specifically, its low level of cash, total assets, and its negative capital. The Company anticipates operating cash flow will be insufficient to finance operations. It anticipates cash to be provided from its principal stockholder/officer in the form of loans to enable the Company to meet operating cash flow requirements. The Company intends to explore possible asset sales and/or a merger transaction.


                          DATABASE TECHNOLOGIES,INC.

                       Notes to Financial Statements

                         April 30, 1997 and 1996

2.  Notes Payable- Stockholder
    _______________________________

Notes Payable - stockholder totaled $184,322 and $127,530 as of April 30,1997 and 1996, respectively. These notes bear interest at 5.85% and 12% for the years ended April 30, 1997 and 1996, respectively. All notes payable to stockholder are due April 30, 1998.

3. Operating Leases
   ________________

Facilities
__________

The Company leases its facilities from a trust controlled by the majority stockholder. The lease agreement requires monthly payments of approximately $350 plus insurance, maintenance,and plus insurance,maintenance and operating expenses.The initial term of the lease expires December 1997. Rent expires December 1997. Rent expense for the year ended April 30, 1997 amounted to $5,400.

Vehicles and Equipment
______________________

The Company currently leases a vehicle and computer from the majority stockholder. The monthly lease payments are $450 and $175, respectively. The vehicle and equipment lease expenses for the year ended April 30, 1997 are $5,400 and $1,750, respectively, and the leases expire in May 1999 and June 1998, respectively.

Future minimum lease payments under noncancelable operating leases as of April 30, 1997 are:

                      1998                         $5,350
                      1999                            350

4.  Major Customer
   _______________


The Company had one major customer who accounted for 21% of the total revenue during the year ended April 30, 1997. No major customer accounted for more than 10% of the total revenue during the year ended April 30, 1996.


                               DATABASE TECHNOLOGIES,INC.

                              Notes to Financial Statements

                                 April 30, 1997 and 1996


5.  Licensing and Marketing Agreements
    ____________________________________

On February 28, 1994, the Company entered into a licensing agreement with ADP Property Claims Services, Inc. (ADP). This agreement was to continue in effect until December 31, 1998. However on October 30, 1995, ADP terminated the contract with the Company.Under this agreement,ADP was to market the Company's database products combined with its own products. The companies are attempting to reach a new agreement.

On December 13, 1993, the Company entered into a marketing agreement with David
A. Johnson & Associates. This agreement will continue in effect until December 12, 1998 and may be extended for an additional five years.Under this agreement, David A. Johnson & Associates will market the Company's database products combined with its own products.

6.  Income (Loss) Per Share
    ________________________


The loss per common share for the years ended April 30, 1997 and 1996 has been computed based on the weighted average number of shares outstanding of 2,466,082.


                             DATABASE TECHNOLOGIES, INC.

                         Notes to Financial Statements

                          April 30, 1997 and 1996

7.  Prior Period Adjustments
    _______________________

The statement of changes in stockholders' deficit contains a 110,000 share adjustment to common stock. This transaction arose as a result of litigation settlement in a prior year. The common stock adjustment was not recorded in that prior year and is reflected in the reconciliation of stockholders' deficit for the year ended April 30, 1996 and subsequent.

The April 30, 1996 accumulated deficit was restated for a correction of an error in the prior year's revenue recognition, which casued the Company to recognize deferred licensing fee income as income instead of as a liability. Additionally, 25,0000 shares of treasury stock was acquired in a prior year at no cost to the Company. Accordingly, common stock, additional paid-in capital, and accumulated deficit are restated as follows:

                                                Additional
                                 Common          Paid-In       Accumulated
                                  Stock          Capital         Deficit
                                ________        __________     ___________

   April 30, 1996, as
   previously  reported        $  2,381        $  12,154    $  (136,000)
    Correction of error             110              -           (8,498)
    Treasury stock                  (25)              25             -
                               _____________   ____________   _____________

   April 30, 1996,as restated  $  2,466        $  12,179    $  (144,498)


8.  Line of Credit
   ________________

The Company has a revolving line of credit in the form of a corporated credit card with an interest rate of 15.4%. The line of credit was established to cover the operating expenses of the business. The Company remits principal and interest payments directly to the credit card company on a monthly basis. Amounts above the minimum are remitted as cash flow allows.

9. Disclosure About Fair Value of Financial Instruments
  _____________________________________________________

The Company's financial instruments consist of cash, short-term trade receivables and payables, and short-term debt. The carrying value of all instruments approximates their fair value.


                        DATABASE TECHNOLOGIES,INC.

                FORM 10-QSB             OCTOBER 31, 1997

_____________________________________________________________________________

                PART I: FINANCIAL INFORMATION

        ITEM 2- Management's Discussion and Analysis of Financial
                Condition and Results of Operations.

_______________________________________________________________________________

        Revenues

        The Registrant's revenues for the second quarter ended October 31, 1997 were $22,924 which reflects a decrease of almost $5,000 over the $27,891 in revenues for the same quarter ended October 31, 1996. For the six month period ended October 31, 1997 the revenues were $52,496 and is an increase of $6,000 from the prior six month period ended October 31, 1996 in which the revenues were $46,066. This represents a stabilzation of the revenues and slowing of the downtrend from the previous several years in which the Registrant experienced a continual loss of clients. The cost of revenue for the quarter ended October 31, 1997 was a lower percentage of the revenue, 16% than in the previous quarter ended October 31,1996 in which the cost of revenue percentage was 38% of the revenue. For the six months ended October 31, 1997 the cost of revenue was 16% in contrast to the cost of revenue for the six months ended October 31, 1996 which was 29% of the revenue.


        Operating Expenses

        The Registrant's total operating expenses for the quarter ended October 31, 1997 were $20,281 or $10,000 lower when compared to the same quarter of the prior year, October 31, 1996, in which expenses were $30,515. For the six month period ended October 31, 1997 the operating expenses were $45,998 as compared to $59,213 for the same six month period ended October 31, 1996, a decrease almost $14,000. This would indicate the expenses of the Registrant are probably as low as they can go without major changes in day to day operations.
        An  analysis  of the  two components   reveals selling and delivery
        expenses decrease proportionately with revenues generated while G&A decreased because of additional cost cutting measures by management.

        Income Tax

        The Registrant has not made provisions for Federal corporate income taxes because of its tax loss carryforward.


        Liquidity and Capital Resources

        The Registrant is of the opinion increased revenues will not be generated until the last quarter of the 1997 fiscal period when the marketing efforts and sales to new clients for its systems may take effect. The Registrant continues both the research and development on both a Windows system and an internet product but with the limited financial resources of the Registrant the roll-out has taken longer than anticipated and is not expected to be released until the last quarter of 1997 or the first quarter of 1998.
        The Registrant is of the opinion that even with the reduction in revenues currently being realized, cash flow will be sufficient to maintain the daily level of operations. Debt reduction has been suspended and all cash generated through revenues has been augmented through loans from the Chairman and CEO for use in the daily operation of the business. Management is of the opinion the infusion of loans from the Chairman will be sufficient to allow the Registrant to maintain operation at an acceptable rate until increased revenues can be generated.

                                  13

                       DATABASE TECHNOLOGIES,INC.

                FORM 10-Q                  OCTOBER 31, 1997

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

        ITEM 6 - Exhibits and Reports on Form 8-K

                 a. Exhibits

                    None

                 b. Reports on Form 8-K (all incorporated by reference)

                    None


                        DATABASE TECHNOLGIES,INC.

                FORM 10-Q                     OCTOBER 31, 1997

 ----------------------------------------------------------------------------
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   DATABASE TECHNOLOGIES,INC.
                                                   --------------------------
                                                    (Registrant)

  Deceember 15, 1997                                s/ Allan S. Wolfe
  -----------------------------------------------------------------------------
     ( Date )                                              (Signature)
                                                    Allan S. Wolfe
                                                    Chairman of the Board,
                                                    President, Chief Executive
                                                    Officer, Chief Financial
                                                    Officer, and a Director

                                     15