Form 10QSB
period 1998-01-31
DATABASE TECHNOLOGIES INC
filed 1998-02-27
CIK 849315

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period Ending: January 31, 1998
                                              ______________

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

                                        [x ] Yes    [  ] No

        Number of shares outstanding of the issuer's classes of common stock, as of January 31, 1998:

  Common stock $.001 par value ...............................2,466,082


  Total pages: 16

                        DATABASE TECHNOLOGIES,INC.

                        FORM 10QSB      JANUARY 31, 1998


________________________________________________________________________________

                       PART I:  FINANCIAL INFORMATION

   ITEM 1 - Financial Statments


_____________________________________________________________________________
(following pages)
                                     2


                        DATABASE TECHNOLOGIES,INC.

                             BALANCE SHEET

                            JANUARY 31, 1998

------------------------------------------------------------------------------

                                        JANUARY 31,1998      APRIL 30,1997
                                         ( Unaudited)            (*)
-------------------------------------------------------------------------------

                         A S S E T S
CURRENT ASSETS:
   Cash                                   $   5,377.        $   3,805.
      Accounts Receivable
     -trade (Note 8)                         10,362.            9,161.

                                         _____________       ________________
         Total current assets                15,739.           12,966.
                                          --------------      -----------------

PROPERTY AND EQUIPMENT (NOTE 1);
   Equipment,Furniture & Fixtures            14,027.           14,027.
   Less: Accumulated depreciation            14,027.           14,027.
                                           _________________  _______________
        Net property and equipment                0.                0.
                                           _________________   ____________
            Total assets                  $  15,739.         $ 12,966.

Continued -1
                                      3

                        DATABASE TECHNOLOGIES,INC.

                             BALANCE SHEET

                            JANUARY 31, 1998

------------------------------------------------------------------------------
                                        JANUARY 31,1998      APRIL 30,1997
                                         ( Unaudited)            (*)
-------------------------------------------------------------------------------

                   L I A B I L I T I E S    A N D
                S T O C K H O L D E R S   E Q U I T Y
CURRENT LIABILITIES
   Notes Payable
     - officer/stockholder (Note 2)      $ 184,322.          $ 184,322.
   Deferred licensing fee income             8,388.              8,388.
   Accounts payable
     - trade                                36,844.              7,635.
   Line of credit                            7,502.              6,080.
   Accrued payroll                             275.                840.
     - payroll taxes payable                   325.                  -
   Accrued interest payable                  8,088.                  -
                                      ______________     _______________
        Total current liabilities        $ 245,744.          $ 207,265.



        STOCKHOLDERS' EQUITY
           Common stock-par value $0.001
               authorized 2,500,000 shares,
               2,466,082 issued              2,466.              2,466.
           Additional paid-in capital       12,179.             12,179.
           (Accumulated Deficit)         ( 208,944.)         ( 208,944.)
           NET INCOME (LOSS)             (  35,706.)                 -
                                        ________________     _______________
             Total stockholders' equity (  230,005.)         ( 194,299.)
                                        _________________     _______________
               Total liabilities and
               stockholders' equity       $ 15,739.           $ 12.966.
                                          _________________     ______________

        The accompanying notes to financial statements are an integral part of this statement.

                       Concluded -2
   ___________________________________________________________________________
   (*) Condensed from the Company's audited financial statements.

                                      4

                          DATABASE TECHNOLOGIES,INC.

                             STATEMENT OF INCOME

           THREE MONTHS ENDING  JANUARY 31, 1998  and January 31, 1997
                                   and
             NINE MONTHS ENDING JANUARY 31,1998 and January 31, 1997

________________________________________________________________________________
                     Three Months     Three Months   Nine Months   Nine Months
                        Ending          Ending          Ending         Ending
                      Jan.31,1998     Jan.31,1997    Jan.31,1998   Jan. 31,1997
                       (Unaudited)    (Unaudited)      (Unaudited)   (Unaudited)
________________________________________________________________________________
REVENUE (note 6)      $ 39,896.        $ 23,142.        $ 92,393.     $69,208.

COST OF REVENUE         26,273.           4,473.          34,427.      17,823.

 Gross profit           13,623.          18,669.          57,966.      51,385.

OPERATING EXPENSES
  Selling & Delivery     7,349.           3,211.          11,685.      12,011.
  General & Admin.      29,540.          25,125.          73,898.      76,374.
    Total operating
    expenses            36,889.          28,336.          85,583.      88,385.

  Profit(loss) from
  Operations           (23,266.)        ( 9,667.)        (27,617.)   ( 37,000.)

OTHER INCOME (EXPENSE)
  Interest Expense     ( 2,696.)               0.        ( 8,088.)          0.
  Other Expense              0.                0.              0.           0.

 NET PROFIT (LOSS)
 before income taxes   (25,962.)         ( 9,667.)      ( 35,706.)    (37,000.)
   (Note 4)
 Provision for Income        0.                0.              0.           0.
 Taxes (Note 1)
 State Income Tax            0.                0.              0.       1,401.
 NET INCOME (LOSS)   ( $25,962.)       ( $ 9,667.)     ( $35,706.)  ( $38,401.)

 NET PROFIT (LOSS)     ( $.01)           ($.0048)       ( $.0143)     ($.0163)
 PER SHARE (Note 6)

                The accompanying notes to financial statements
                  are an integral part of this statement.
                                       5

                        DATABASE TECHNOLOGIES,INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY

                     NINE MONTHS ENDED JANUARY 31,1998

_________________________________________________________________________________
                    Common Stock         Additional
                  Shares     Amount        Paid-in        Retained
                                           Capital        Earnings      Total
________________________________________________________________________________
BALANCE AT
 April 30, 1998   2,466,082    $2,466.     $12,179.     ($208,944.)  ($194,299.)

Net Loss                                                 ( 35,706)    ( 35,706.)

                  __________    _______    _________      _________    _________

BALANCE AT
 Jan.31,1998      2,466,082    $2,466.     $12,179.     ($244,650.)  ($230,005.)

                  The accompanying notes to financial statements
                      are an integral part of this statement.

                                    6

                    DATABASE TECHNOLOGIES,INC.

                     STATEMENT OF CASH FLOWS

    FOR THE THREE MONTHS ENDING JANUARY 31, 1998 and JANUARY 31, 1997
                             and
     FOR THE NINE MONTHS ENDING JANUARY 31, 1998 and JANUARY 31, 1997

-----------------------------------------------------------------------------
                      Three Months   Three Months    Nine Months  Nine Months
                         Ending         Ending         Ending        Ending
                      Jan.31, 1998  Jan.31,1997     Jan.31,1998   Jan.31,1997
                      (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
_______________________________________________________________________________
CASH FLOW FROM OPERATING ACTIVITES;
   Net Income (Loss)     ($25,692.)   ($ 9,667.)   ($35,706.)       ($38,401.)
Adjustments to reconcile
net income (loss) to net
cash provided by operating
activities:
 Depreciation & Amortization   0.           0.            0.               0.
 (Increase) Decrease in the
 following:
 Assets:
     Accounts Receivable
       Trade              (3,035.)      3,094.       (1,201.)          1,247.
       Other Assets            0.           0.            0.             422.
 (Decrease) Increase in the
 following liabilities:
      Accounts payable:
        Trade             24,492.       4,771.       29,208.           4,766.
        Line of Credit     3,040.           0.        1,422.               0.
        Deferred Income    2,278.           0.            0.               0.
        Customer Deposits      0.           0.            0.          (1,663.)
        Accrued Expenses       0.           0.            0.          (  668.)
        Accrued Payroll        0.           0.         (565.)              0.
          -Payroll taxes       0.         448.          325.             145.
        Accrued interest
         expense           2,696.           0.        8,088.               0.
                         _________   ___________    ___________    __________
     Net cash used in
     Operating Activities  3,779.       3,677.        1,572.          33,243.
                        ___________   _________     ___________    _________

Continued -1
                                     7


                    DATABASE TECHNOLOGIES,INC.

                     STATEMENT OF CASH FLOWS

     FOR THE THREE MONTHS ENDING JANUARY 31, 1998 and JANUARY 31, 1997
                             and
     FOR THE NINE MONTHS ENDING JANUARY 31, 1998 and JANUARY 31, 1997

-------------------------------------------------------------------------------
                      Three Months   Three Months    Nine Months  Nine Months
                         Ending         Ending         Ending        Ending
                     Jan.31,1998    Jan.31,1997     Jan.31,1998   Jan.31,1997
                     (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)
_______________________________________________________________________________
CASH FLOWS FROM
  INVESTING ACTIVITIES:
    Payments on lease
    receivable                 0               0               0            0
    Capital expenditures       0               0               0            0
                          ________     __________        ___________   _________
      Net cash used in
      investing activities     0               0               0            0

CASH FLOWS FROM
FINANCING ACTIVITIES:
     Payment Note Payable
     -officer/stockholder      0           3,870.              0       29,070.

     Payment of interest       0.              0.              0.           0.
NET INCREASE (DECREASE)
IN CASH                    3,779.           (193.)         1,572.      (4,173.)

CASH,Beginning of period   1,598.          4,119.          3,805.       8,099.
                         __________     ___________       _________    ______
CASH, End of Period        5,377.          3,926.          5,377.       3,926.
                         ===========    ============      ==========   =======

               The accompanying notes to financial statements
                 are an integral part of this statement.


     Concluded-2
                                      8


                        DATBASE TECHNOLOGIES,INC.

                     Notes to Financial Statements

                        April 30, 1997 and 1996



Background

Database Technologies,Inc.(the Company) was incorporated under the laws of the State of Delaware on November 4,1988. The company operates a computerized database containing current prices of certain electronic merchandise from various vendors. The Company provides this information to assist insurance company adjusters in processing claims. The Company's sources of revenue are licensing fees obtained from various insurance companies for the use of its database and sales of merchandise to its customers for the purposes of settling claims with their policyholders.

1.  Summary of Significant Accounting Policies

Revenue and Expense Recognition

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


                        DATBASE TECHNOLOGIES,INC.

                     Notes to Financial Statements

                        April 30, 1997 and 1996

1.  Summary of Significant Accounting Policies (Concluded)

Income Taxes

Deferred income taxes are provided for the expected tax effects of differences between the financial statements and tax bases of assets and liabilities.

The Company has deferred tax asset which is attributable primarily to net operating loss carryforwards. Since, at this time,it is more probable than not that the deferred tax asset will not be realized, a valuation allowance for the entire amount has been recorded.

No provision for income taxes was required due to the current year loss.The following are net operating losses available and their expiration dates.

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

Company's Future Plans

The Company's future operations are being affected by its current financial position.Specifically, its low level of cash, total assets and its negative capital.The Company anticipates operating cash flow will be insufficient to finance operations.It anticipates cash to be provided from its principal stockholder/officer in the form of loans to enable the Company to meet operating cash flow requirements. The Company intends to explore possible asset sales and/or a merger transaction.

2.  Transactions with Related Party

Notes Payable - Stockholder

The notes payable to stockholder of $127,530 are unsecured and bear interest at a rate of 12% per annum and were issued prior to April 30, 1996. Notes issued after May 1, 1996 amount to $56,793 and bear interest at a rate of 5.85%. All notes payable to stockholder are due April 30, 1998. Notes payable - stockholder totaled $184,322 and $127,530 for the years ended April 30, 1997 and 1996, respectively.

                                   10
   </PAGE

                        DATBASE TECHNOLOGIES,INC.

                     Notes to Financial Statements

                        April 30, 1997 and 1996

Facilities

As discussed in Note 3, the Company leases its facilities and vehicle from related parties.

3.  Operating Leases

Facilities

The Company leases its facilities from a related entity. The lease agreement requires monthly payments of approximately $450 plus insurance, maintenance, and operating expenses. The initial term of the lease expires December 1997. Rent expense for the year ended April 30, 1997 amounted to $5,400.

Vehicles

The Company currently leases one vehicle from a related person. The monthly lease payment is $450. Vehicle lease expense for the year ended April 30,1997 is $5,400.

4.  Major Customer

The Company had one major customer who accounted for more than 10% of the total revenue during the year ended April 30, 1997. That customer accounted for 21% of total revenue. No major customer accounted for more than 10% of the total revenue during the year ended April 30, 1996.

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

</PAGE

                        DATBASE TECHNOLOGIES,INC.

                     Notes to Financial Statements

                        April 30, 1997 and 1996


7.  Equity

The statement of changes in stockholders's deficit contains a 110,000 share adjustment to common stock. This transaction arose as a result of litigation settlement in a prior year. The common stock adjustment was not recorded in that prior year and is reflected in the reconciliation of stockholder's deficit for the year ended April 30, 1997.

8.  Prior Period Adjustment

The April 30, 1996 accumulated deficit was restated for a correction of an error in the prior year's revenue recognition, which caused the Company to recognize deferred licensing fee income as income instead of a liability. Accordingly, accumulated deficit is restated as follows:

Accumulated deficit, April 30, 1996, as previously reported $  (136,000)
Correction of error                                            (  8,388)
                                                               _________

Accumulated deficit, April 30, 1996, as restated            $  (144,388)
                                                               _________
                                                               _________

9.  Line of Credit

The Company has a revolving line of credit established with American Express in the form of a corporated credit card with an interest rate of 15.4%. The line of credit was established to cover operating expenses of the business. The Company remits principal and interest payments directly to American Express on a monthly basis.
                                12


                        DATABASE TECHNOLOGIES,INC.

                FORM 10QSB             JANUARY 31,1998
 _____________________________________________________________________________
                     PART I: FINANCIAL INFORMATION

        ITEM 2- Management's Discussion and Analysis of Financial
                Condition and Results of Operations.
 _____________________________________________________________________________
        REVENUES

        The Registrant's revenues for the third quarter ended January 31, 1998 were $39,896., an increase of 58% over revenues for the same quarter ended January 31,1997 for the prior year of $23,142. In addition revenues for the nine month period ended January 31, 1998 were $92,393. or 33% higher than the revenues for the same nine month period ended January 31, 1997 for the prior year of $ 69,208. This increase in revenues indicates the Registrant is experiencing an increase in sales and may have reversed the downtrend in sales of the prior periods. However, one quarter may not indicate the trend has turned around and the Registrant would look at the trend of future quarters to determine if the downward sales curve has been reversed.

        The cost of revenue for the third quarter ended January 31, 1998 increased by approximately $22,000. over the same quarter of the prior year and the cost of producing this revenue was 66% of the revenues. This is in contrast to a 20% cost of revenue for the same quarter the prior year.For the nine months ended January 31, 1998 the cost of producing revenue was 37% of the revenues. This is in contrast to the cost of producing revenue of 25% for the same nine month period ended January 31, 1997 of the prior year. This is an indication that because revenues had decreased during those periods the costs of producing those revenues decreased substantially because training or support are not required when systems are not installed. The added development costs associated with producing systems and/or enhancing existing systems was not a factor in the prior periods for support of those systems.

        OPERATING EXPENSES

        The Registrant's total operating expenses for the quarter ended January 31, 1998 were $36,889.as compared to the same quarter of prior year of $28,336. This increase of approximately $8500. indicates the Registrant experienced as sharp increase in costs attributed to increased legal and accounting costs in the third quarter. During the third quarter the Registrant was actively engaged in an attempt to acquire the assets and management of another company in an effort to diversify the operations of the Registrant. An analysis of the two components of the operating expense indicates the selling expense portion increased $4000. in the quarter ended January 31, 1998, over the same quarter of the prior year. The nine month selling expenses for both the January 31, 1998 quarter and the January 31, 1997 quarter were almost the same. G&A expenses in the quarter ended January 31, rose almost $4,500. over the same quarter the prior year.

                                 13

        For the nine month period ended January 31, 1998, G&A expenses were $2,500. lower than the nine month period of the prior year. The loss on operations for the quarter ended January 31, 1998 was $25,962. and is much greater than the loss for the same quarter of the year prior period ended January 31,1997 by almost $14,000. For the nine month period ended January 31, 1998 the Registrant's was close to the loss for the same period of the prior year.

        The Registrant expects revenues will not recover sufficiently in the fiscal year ended April 30, 1998, to enable the Company to show a profit on operations, based on the first nine months performance, for the year.

        INCOME TAX

        The Registrant has not made provisions for Federal corporate income taxes because of its tax loss carryforward.


        LIQUIDITY and CAPITAL RESOURCES

        The Registrant is of the opinion the revenues currently being generated will be insufficient to produce a positive cash flow during the next quarter and estimates for the first two quarters of the next fiscal period are uncertain because cash flow will be dependent on the Registrant's ability to increase sales. The Registrant hopes negotiations Management has been conducting to acquire the assets of another company in a non-allied business will be able to generate positive cash flow. Debt reduction has been suspended and all cash generated through revenues has been augmented through loans from the Chairman and CEO for use in the daily operation of the business. Management is of the opinion the infusion of these loans from the Chairman will be sufficient to allow the Registrant to maintain operations at an acceptable rate until new revenues can be generated.

        The exclusive agreement between the Registrant and ADP has been terminated therefore only the existing contracts produce royalty income for the Registrant. The time lost in marketing and sales during period of the ADP agreement cannot be recovered and only with renewed marketing and sales effort will the Registrant be able to penetrate the market. The Registrant is developing an open environment approach to the market with a product which it believes can lead to increased sales and acceptance of its claim handling products. However, the insurance claims market into which the Registrant sells its products is becoming increasingly competitive. Larger and better capitalized competitors than the Registrant are entering the market with products that offer many of the same features the Registrant has been offering.

                                    14

                       DATABASE TECHNOLOGIES,INC.

                FORM 10QSB                  JANUARY 31, 1998

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

                 a. Exhibits

                    None

                 b. Reports on Form 8-K (all incorporated by reference)

                    None

                                       15

                        DATABASE TECHNOLOGIES,INC.

                FORM 10QSB                     JANUARY 31, 1998

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


                                                   DATABASE TECHNOLOGIES,INC.
                                                   --------------------------
                                                    (Registrant)

  February 26,1998
 ---------------------------------------------------------------------------
  Dated                                             (Signature)

                                                    Allan S. Wolfe
                                                    Chairman of the Board,
                                                    President, Chief Executive
                                                    Officer, Chief Financial