Form 10KSB
period 1998-04-30
PALM DESERT ART INC
filed 1998-08-14
CIK 849315

FORM 10-KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ____________.

          PALM DESERT ART, INC. (formerly DATABASE TECHNOLOGIES, INC.)
             (Exact name of registrant as specified in its charter)

        Delaware                     0-17623                    02-0429620
(State of Jurisdiction)      (Commission File Number)      (IRS Employer ID No.)

39-725 Garand Lane, Suite J, Palm Desert, California              92211
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code 760-360-5911

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of each exchange on
     Title of each class                               which registered
     -------------------                               ----------------

Common Stock $.001 par value                  NASD OTC Electronic Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the
past 90 days. Yes _XX_   No ____.

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendments to this form 10-K. [ ].

Based on the closing sales price of $.0625 on June 9, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $225,152. The number of shares outstanding of the registrant's common stock, $.001 par value was 25,000,000 on April 30, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                                    Incorporated Document

Part IV
Items 14(C) - Reports on Form 8-K               Form 8-K filed on May 7, 1998
                                                Form 8-K/A filed on July 7, 1998

                              PALM DESERT ART, INC.
                     (formerly DATABASE TECHNOLOGIES, INC.)


                                TABLE OF CONTENTS

Part I                                                                      Page
------                                                                      ----

Item 1   Business...........................................................  1
         A. Historical Background
         B. Certain Transactions During the
            Reporting Period and Recent Developments
         C. Current Business Operations
         D. Risk Factors
Item 2   Properties ......................................................... 6
Item 3   Legal Proceedings .................................................. 7
Item 4   Submission of Matters to a Vote of Security Holders ................ 7

Part II

Item 5   Market for Registrant's Common Equity and
         Related Stockholders Matters ....................................... 8
Item 6   Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...................... 9
Item 7   Financial Statements ...............................................11
Item 8   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure..............................12

Part III

Item 9   Directors and Executive Officers of the
         Registrant..........................................................12
Item 10  Executive Compensation..............................................13
Item 11  Security Ownership of Certain Beneficial Owners
         and Management......................................................13
         a. Section 16(a) Beneficial Ownership
            Reporting Compliance
Item 12  Certain Relationships and Related Transactions .....................15

Part IV

Item 13  Exhibits and Reports on Form 8-K....................................15

                              PALM DESERT ART, INC.

                     (formerly Database Technologies, Inc.)

                                     Part I

Item 1 Business

Historical Background

The Registrant was incorporated under the laws of the State of Delaware on November 4, 1988, under the name of Database Technologies, Inc. to engage in, among other lawful activities, the business of owning and operating a database which was transferred to it by Pathfinder Data Group Inc. ("Pathfinder"), a Colorado corporation. The database provided information assisting insurance property adjusters in replacing insured's losses by identifying discontinued products and the current like kind and quality replacement models and replacement values.

Although several small insurance companies used the Registrant's system, one of its larger customers representing 50% of its revenues cancelled its contract in October 1989 and a second customer representing 30% of its revenues elected not to renew its contract in 1994. The Registrant continued to suffer a downtrend in sales in the last few quarters of its operations.

The Registrant's operating cash flow became insufficient to finance its operations causing the Company to borrow cash from its principal stockholder/officer to enable it to meet its operating cash flow requirements. Larger and better capitalized competitors than the Registrant entered the market with products that offered many of the same features that Registrant had been offering thus increasing the pressure for increased revenues. Eventually, the Registrant began exploring possible asset sales and/or merger transactions in an effort to diversify its business with another business which would be able to generate positive cash flow.

Certain Transactions and Other Events During the Reporting Period and Recent Developments

In April 1998, after several months of negotiations, the Registrant concluded a transaction with Palm Desert Art Publishers, Ltd., LLC, whereby the Registrant acquired substantially all of the assets of Palm Desert Art Publishers in exchange for approximately 80.34% of Registrant's authorized stock. On April 22, 1998, in consideration of 32,763,661 of its $.001 par value common stock, the Registrant purchased all of the assets of Palm Desert Art Publishers, Ltd. LLC ("Palm Desert") pursuant to an Asset Purchase and Subscription Agreement dated February 5, 1998.

Of the total consideration, 20,083,918 shares of the Registrant's common stock was delivered to Palm Desert at the closing. The remaining 12,679,743 shares were to be delivered to Palm Desert upon the Registrant's holding of a shareholders' meeting to, among other things, authorize a reverse split of Registrant's stock. At the close of the transaction, Palm Desert owned approximately 80.34% of the 25,000,000 shares of common stock which had been authorized and issued by Registrant.

In connection with this transaction, Palm Desert, as majority shareholder, accepted the resignations of Robert A. Boyd and Betty L. Wolfe as officers and directors of the Registrant and appointed Hugh G. Pike and Jurg Mullhaupt to serve as directors. Mr. Allan S. Wolfe remained as a director of the Registrant. Mr. Pike was elected President and Treasurer of Registrant and Ms. Sandra Mitchell serves as Secretary and Vice President of Marketing. (On June 12, 1998 Ms. Mitchell resigned as Secretary and Mr. John Anderholt was elected to fill the vacancy.)

Also on April 22, 1998, the Registrant, Palm Desert and Allan S. Wolfe (a shareholder, officer, director and creditor of Registrant) concluded an Asset Purchase Agreement dated February 5, 1998, pursuant to which Registrant agreed to transfer to Wolfe certain software assets of Registrant together with a promissory note from Registrant in favor of Wolfe in the amount of $90,000 in exchange for Wolfe's agreement to discharge Registrant's debt to Wolfe in the amount of $184,000. To induce Wolfe to accept Registrant's promissory note, Palm Desert agreed to guaranty payment of the note and to pledge to Wolfe all shares of the capital stock of Registrant which Palm Desert acquired under the Asset Purchase and Subscription Agreement as security for the guaranty.

Immediately prior to closing the aforementioned transactions, it was discovered that Registrant's Certificate of Incorporation had lapsed by proclamation of the State of Delaware. Registrant was able to renew and revive its Certificate of Incorporation, however, it was required to do so using a new corporate name inasmuch as another company had since registered in Delaware under the name "Database Technologies." Accordingly (and in contemplation of the aforementioned transactions), Registrant renewed and revived its Certificate of Incorporation using the name "Palm Desert Art, Inc." and is presently in good standing in the State of Delaware.

On April 24, 1998, the Registrant agreed to sell 2,450,000 shares of its outstanding $.001 par value common stock (the "Shares") to Sencorp Ltd., a private company located at National Westminster Bank Building, Gibraltar. The shares were sold pursuant to Regulation S for $245,000 on April 24, 1998, the date both parties executed the Offshore Subscription and Investment Representation Agreement. The proceeds were to be used for Registrant's working capital needs over the following months.

On July 14, 1998, a shareholders meeting was held at the corporate offices of the Registrant in Palm Desert, California. At that meeting the shareholders approved a 10-for-1 reverse stock split and authorized the board of directors to take any and all action necessary to effect a 10-for-1 reverse stock split of the Company's $.001 par value Common Stock from 25,000,000 issued and outstanding shares to 2,500,000. On July 17, 1998 the Registrant filed an Amended Certificate of Incorporation with the Secretary of State of Delaware to reflect the reverse stock split.

On July 31, 1998, the 10-for-1 reverse stock split became effective on the NASDAQ OTC Bulletin Board and Registrant announced that effective as of that date, the new trading symbol for the Registrant is "PDAP" and the new cusip number for the shares of common stock is 69661M-106.

On August 5, 1998, the Registrant acquired six gallery and art framing retail outlets located throughout Upstate New York. The acquisition was accomplished through a merger of R M & M Framemakers, Inc. into R. M. & M. Acquisition, Inc., a wholly-owned subsidiary of the Registrant.

Current Business Operations

Having acquired substantially all of the assets of Palm Desert Art Publishers, Ltd., Registrant is now an integrated publisher and retailer of limited-edition serigraphs, lithographs and other works of fine art created by internationally recognized and innovative, contemporary artists and owns and operates several art framing shops and galleries. The Registrant has formally changed its corporate name from Database Technologies, Inc. to Palm Desert Art, Inc. and has relocated its principal place of business from Bedford, New Hampshire to Palm Desert, California.

     Agreements with Artists

The Registrant has secured the exclusive rights to publish the artworks of several contemporary artists who are well-recognized in the art community such as:

     Patricia Nix, a contemporary master, whose work has been acquired by the Smithsonian Institution's National Museum of American Art in Washington D.C. and has received international award.

     Elyse Cohen, an American Watercolorist whose work has recently become part of the collection at City Hall in New York City and has been acquired by numerous collectors around the world.

     Sandra Bierman, an American figurative painter, has earned international recognition as one of today's leading contemporary artists.

     Barbara Cleary, whose impressionistic work has earned her a position in "Who's Who in American Art".

     Weilaing  Zhao,  a  Chinese  artist,   whose  artistic  styles  range  from
     photo-realistic portraiture to highly sophisticated, abstract canvases.

     Ali Golkar, a contemporary painter who combines the influences of 20th Century Expressionism, Cubism and Abstraction with his own unique form of artistic impression.

     Publishing Techniques

The Registrant uses various publishing techniques ranging from the classic, hand-pulled serigraphy to innovative new printing techniques which incorporate hand-painted details.

     Operations

The Registrant maintains art galleries in Palm Desert and Tarzana, California and has recently acquired six art framing shops and galleries in Upstate New York. In addition, the Company has entered two letters of intent and is currently negotiating with three other companies to acquire approximately 29 more privately-owned art framing shops located in the U.S. Southeast and Midwest. With each acquisition, the space which once had been dedicated to art framing services will be converted into gallery space and art framing sales offices with all art framing operations to be performed in regional framing centers to be located throughout the country. The Registrant intends to continue to obtain the exclusive rights to publish contemporary artists while growing its gallery and publishing business and reputation through the acquisition of art framing shops and galleries nationwide. The company's business plan is to develop a national chain of galleries to sell fine artwork and provide high-quality art framing services while taking advantage of the economies of scale through regional framing centers.

     Working Capital

The Company anticipates that in the fiscal year ending April 30, 1999, (commencing May 1, 1998) its annual working capital requirements will be in the range of $1 million. To meet its initial capital equirements, the Company has raised approximately $478,000 primarily through the private placement of its common stock with four non-affiliated investors. The company may seek to raise additional capital through the sale of a convertible debenture or common stock or bank financing during the fiscal year ending April 30, 1999. However, there can be no assurances that financing can be obtained or, if obtained, that it will be of a sufficient quantity to meet the company's immediate needs or that it will be on reasonable terms.

     Competition

The primary markets that the company plans to enter into in 1998 and 1999 are the U.S. West Coast, the Northeast, the Midwest and the Mid-Atlantic.

The Registrant's plans to convert art framing retail outlets into fine art gallery space and art framing sales offices with all art framing operations to be performed in regional framing centers to be located throughout the country. By moving all framing operations to regional framing centers, the Registrant believes it will realize substantial economies of scale while providing its customers with consistent high-quality framing services. The Registrant further believes that by combining the art framing business with the fine art gallery business, the Registrant will increase the exposure of its individual artists while providing its customers with exceptional artwork and consistent high-quality framing services at reasonable prices. The Registrant is not aware of any other companies which are engaged in the art publishing, framing and art gallery business.

     Employees

As of the filing of this Form 10-KSB, the Registrant has 8 full-time employees. Two of them are employed at the executive offices in Palm Desert, two at the gallery in Palm Desert and four are at the gallery in Tarzana, California. Another 30 persons are employed at the 6 art framing shops and galleries recently acquired by R. M. & M. Acquisition, Inc., a wholly-owned subsidiary of the Registrant.

     Operating Results

On April 22, 1998, the Registrant acquired substantially all of the assets of Palm Desert Art Publishers, Ltd., LLC in exchange for approximately 80.34% of

Registrant's stock. Since then, the company has completely changed its line of business and has undergone a substantial change in management. Therefore, for reporting purposes, the revenues indicated in the Financial Statements of Registrant herein (Item 7) represents the revenues resulting from the operations of Palm Desert Art Publishers Ltd., LLC for the year ended April 30, 1998. On that basis, the Registrant's revenues for its first year of operations ended April 30, 1998 were $864,504.

The Registrant's selling, general and administrative expenses for the year ended April 30, 1998 were $489,148 most of which related to the start-up of the company's operations in the art publishing and exhibiting business. Management is of the opinion that administrative expenses will continue to rise as a result of its plans to acquire and consolidate art galleries and art-framing operations.

Risk Factors

     Limited Operating History. The Registrant has had limited operating history in its current art publishing business. On April 22, 1998, the Registrant purchased all of the assets of Palm Desert Art Publishers, Ltd. LLC, (PDAP) in exchange for approximately 80.34% of the Company's authorized common stock. PDAP was a privately-held limited liability company which published on an exclusive basis the artwork of various artists. At the time of the acquisition, PDAP had been in the art publishing business for one year. Accordingly, the Company's operations are subject to the risks inherent in the development of a new business enterprise; specifically, the complications, delays and resulting expenses often encountered in marketing artwork and related services, the uncertainties of developing and marketing such artwork and services and the difficulties in recruiting and retaining qualified personnel.

     Limited Profitability. For reporting purposes, the Company's acquisition of PDAP's assets in exchange for 80.34% of the Company's common stock were accounted for as a reverse acquisition of PDAP by the Company under the purchase method of accounting. Consequently, the financial statements for the year ended April 30, 1998 consist of the operations formerly known as Palm Desert Art Publishers Ltd., LLC, which recorded net income for its first year of operation from May 1, 1997 through April 30, 1998 of $35,910. There can be no assurance that the company will be able to generate revenues or profits sufficient to pay its obligations in the ordinary course of business or to acquire the operations of other galleries and art framing shops, and the Company may incur losses if the Company increases expenditures for marketing, advertising and acquisitions.

     Uncertain Market Acceptance. Since the acquisition of PDAP's assets in April, 1998, the Company has focused its efforts on obtaining the exclusive rights to publish contemporary artists while growing its gallery and publishing business and reputation through the acquisition of art framing shops and galleries nationwide. It is the Company's business plan to convert the newly-acquired art framing shops into galleries and to provide off-site framing services through regional centers to take advantage of economies of scale. Although there is an existing market for such artwork, artwork is subject to the individual tastes of the consumer which cannot be predicted with any degree of accuracy and there is a risk that the Company's potential customers may not appreciate the quality of the Company's publications. Market acceptance of the Company's products will depend, in large part, upon the ability of the Company to demonstrate to the art community that it can produce high-quality artwork and framing services at affordable prices. Although management believes that the artwork published and exhibited by the Company represents the significant talents of various contemporary artists, there can be no assurance that the Company's artwork will achieve market acceptance.

     Limited Marketing Organization. Commercialization of the Company's artwork and framing services will be substantially dependent on the Company's ability to develop or acquire the network of galleries and framing shops throughout the country as well as a marketing and sales organization. There can be no assurance that the Company can develop or acquire this network of galleries or the marketing organization.

     Need for Additional Capital. The Company will require an immediate investment of approximately $600,000 (USD) to complete the first two of several acquisitions which the Company is contemplating, to hire additional personnel and for working capital. Funds for these purposes may be obtained from a number of sources, including, sales of equity and debt instruments, and bank financing. However, the Company currently has no arrangements for such financing, and there can be no assurance that any additional financing can be obtained or, if obtained, that it will be of a sufficient quantity to meet the Company's immediate needs or on reasonable terms.

     Need for Qualified Personnel. In order to meet its business objectives, the Company will need to hire additional marketing and managerial personnel. The Company may be required to compete for such personnel with companies having greater financial and other resources than the Company. Since the future success of the Company will be dependent, in part, upon its ability to attract and retain qualified personnel, its ability to do so could have a material adverse effect upon the business of the Company.

     Absence of Dividends. The Company has not paid any cash dividends and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, will be retained to fund development and expansion. There is no assurance that the Company will at any time pay cash dividends.

Item 2 Properties

The Registrant owns no real estate. Following its acquisition of the assets of Palm Desert Art Publishers, Ltd., LLC, the Registrant relocated its principle executive offices to 39-725 Garand Lane, Suite J, in Palm Desert California. At that location the Registrant occupies one suite of 3300 square feet of office and warehouse space. In addition, the Registrant leases 3300 square feet of gallery space at 73920 El Paseo Street, in Palm Desert, California.

As of the filing of this Form 10-KSB, the Registrant also occupies approximately 3800 square feet of gallery space at 18727 Ventura Blvd., in Tarzana, California. In addition, the Registrant's wholly-owned subsidiary, R. M. & M. Acquisition, Inc., leases the following properties:

     a.   Five Star Frame and Art Shop, 1789 Western Avenue,  Albany,  New York;

     b.   Five Star  Frame  and Art  Shop,  Polar  Plaza,  Amsterdam,  New York;

     c. Five Star Frame and Art Shop, 715 Columbia Turnpike, East Greenbush, New York;

     d.   Five Star Frame and Art Shop,  126 Clinton  Street,  Schenectady,  New
          York;

     e.   Artifax Gallery,  124 Cayuga Street,  Ithaca, New York;

     f.   Framecrafters Moulding & Supply, 60 Railroad Avenue, Albany, New York;

     g.   Commercial  Frame  and Art,  60  Railroad  Avenue,  Albany,  New York;

     h.   Heart of America  Portfolio,  60 Railroad  Avenue,  Albany,  New York;
          and

     i.   Frame Products Outlet, 60 Railroad Avenue,  Albany,  New York.

Item 3 Legal Proceedings

The Registrant is not a party to any legal proceedings.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

As of the filing of this Form 10-KSB, an annual meeting of the Registrant's shareholders was held on July 14, 1998 to elect new directors and to authorize an amendment to the company's certificate of incorporation to provide for a 10-for-1 reverse stock split of the company's issued and outstanding $.001 par value common stock from 25,000,000 shares to 2,500,000 shares. Messrs. Pike, Mullhaupt and Wolfe were re-elected as directors and the reverse stock split was approved.

                                     Part II

Item 5  Market for Registrant's Common Equity and Related Stockholders Matters

Market Information

Effective July 31, 1998, the Registrant's common stock, $.001 par value, is traded on the Over-the Counter Bulletin Board (OTC) operated by the National Association of Securities Dealers under the ticker symbol "PDAP". The cusip number of the company's $.001 par value common stock has also been changed to 69661M-106. Prior to that date, the ticker symbol had been "DBTC". The table presents its high and low market prices for each of the four quarters in the fiscal years ending April 30, 1997, and April 30, 1998. The prices were determined from information obtained from NASDAQ Trading & Market Services. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessary represent actual transactions. The Company's common stock began trading at the beginning of June 1989. The Company has paid no cash dividends in the year ended April 30, 1998 and does not expect to changes its dividend policy in the foreseeable future.

Month                        Low Bid                High Bid
-----                        -------                --------

July 31, 1996                .0125                  .0125
October 31, 1996             .03125                 .0625
January 31, 1997             .0625                  .0625
April 30, 1997               .0625                  .0625
July 31, 1997                .0625                  .0625
October 31, 1997             .0625                  .0625
January 31, 1998             .0625                  .0625
April 30, 1998               .0625                  .0625

The number of shares of common stock issued and outstanding as of April 30, 1998 was 25,000,000.

On April 22, 1998, the Registrant issued to Palm Desert Art Publishers, Ltd., LLC, ("PDAP") 20,083,918 shares of its common stock in exchange for all of PDAP's assets. In addition, on April 24, 1998, the Registrant entered into a subscription agreement to sell 2,450,000 shares of its outstanding $.001 par value common stock to Sencorp Ltd., a private company located and domiciled in Gibraltar. The shares were subscribed pursuant to Regulation S for $245,000.

The approximate number of holders of record of the Common Stock of the Registrant as of June 9, 1998 was 807.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenues

On April 22, 1998, the Registrant acquired substantially all of the assets of Palm Desert Art Publishers, Ltd., LLC in exchange for approximately 80.34% of Registrant's stock. Therefore, for reporting purposes, the revenues indicated in the attached Financial Statements of Registrant represents the revenues resulting from the operations of Palm Desert Art Publishers Ltd., LLC for the year ended April 30, 1998.(1) On that basis, the Registrant's revenues for its first year of operations ended April 30, 1998 were $864,504.

The year ended April 30, 1998 would have been the Registrant's ninth full year of operations in providing data to the insurance industry. Had the Registrant not acquired the assets of Palm Desert Art Publishers, Ltd. LLC, Registrant's revenues for the year ended April 30, 1998 on a pro forma basis would have been $258,013, which when compared to revenues of the prior year ended April 30, 1997 represents increased revenues of $159,701 or 162%.

Operational Expenses

The Registrant's selling, general and administrative expenses for the year ended April 30, 1998 were $489,148 most of which related to the start-up of the company's operations in the art publishing and exhibiting business. Management is of the opinion that administrative expenses will continue to rise as a result of its plans to acquire and consolidate art galleries and art-framing operations.

Income Taxes

The Registrant anticipates that it will pay income taxes the next fiscal year.

Liquidity and Capital Resources

Liquidity had been a constant problem for the Registrant for several years because revenues from operations did not generate sufficient cash flow and deficiencies totalling $184,000 had been funded by borrowing from Mr. Allan S. Wolfe, who had been the principal stockholder/officer of the Registrant. After the Registrant exchanged approximately 80.34% of its stock for the assets of Palm Desert Art Publishers, Ltd. LLC, the Registrant transferred approximately $94,000 of its software assets used in its previous business of providing data to the insurance industry to Mr. Wolfe and executed a promissory note for $90,000 in exchange for which Mr. Wolfe discharged the earlier debt.

-------- (1) Although it did not become a registered limited liability company until April 18, 1997, Palm Desert Art Publishers, Ltd. LLC, began its operations in March 1997. Accordingly, the financial information presented in Item 7 includes the first two months of operations which were minimal and have an immaterial impact on the financial information for the 12-month period ended April 30, 1998.

After the Registrant purchased the assets of Palm Desert Art Publishers, Ltd. LLC, the company's art publishing operations were sufficient to meet its immediate cash flow requirements. In addition, on April 24, 1998, the Company entered into a subscription agreement to sell 2,450,000 shares of its common stock to an offshore entity for the purpose of raising $245,000 of additional capital to be used to pay off the company's debt to Mr. Wolfe and for working capital. Although the Company has received confirmation that the proceeds have been deposited with an escrow agent, as of April 30, 1998, the stock certificate had not been issued because new share certificates were not available bearing the new corporate name.

The Company's new management does anticipate it will sell inventory in the current fiscal year through its galleries which sales are expected to generate positive cash flow. In addition, the Company may seek to raise additional capital through the issuance of convertible debt and common stock to provide additional working capital.

Item 7  Financial Statements

Index to Consolidated Financial Statements

                                                                      Page
                                                                      ----

Report of Independent Certified Public Accountants                     F-1

Financial Statements:

  Balance Sheet, April 30, 1998                                        F-2

  Statement of Income Year Ended
  April 30, 1998                                                       F-4

  Statement of Changes in Stockholders' Equity
  Year Ended April 30, 1998                                            F-5

  Statement of Cash Flows, Year Ended
  April 30, 1998                                                       F-6

  Notes to Consolidated Financial Statements                           F-7

                              PALM DESERT ART, INC.

                              FINANCIAL STATEMENTS

                                 April 30, 1998

                       With Independent Auditors' Report

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Palm Desert Art, Inc.

We have audited the accompanying balance sheet of Palm Desert Art, Inc. as of April 30, 1998, and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Desert Art, Inc. as of April 30, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Manchester, New Hampshire
June 17, 1998

                              PALM DESERT ART, INC.

                                  Balance Sheet

                                 April 30, 1998

                                     ASSETS


Current assets
   Accounts receivable                                                  $ 83,319
   Inventory                                                             273,043
   Prepaid expense                                                         3,600
   Direct response advertising                                           158,462
                                                                        --------

            Total current assets                                         518,424
                                                                        --------

Property and equipment
   Leasehold improvements                                                 38,661
   Furniture and fixtures                                                  6,500
   Vehicles                                                                4,552
   Equipment                                                               6,957
                                                                        --------

                                                                          56,670
   Less accumulated depreciation                                           3,642
                                                                        --------

            Net property and equipment                                    53,028
                                                                        --------

Other assets
   Deposits                                                               31,836
   Direct response advertising                                            39,615
                                                                        --------

            Total other assets                                            71,451
                                                                        --------

            Total assets                                                $642,903
                                                                        ========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                             PALM DESERT ART, INC.

                                  Balance Sheet

                                 April 30, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Cash overdraft                                                       $ 13,270
  Loan payable                                                           90,000
  Accrued liabilities                                                     9,893
                                                                       --------

           Total current liabilities                                    113,163
                                                                       --------

Commitments and contingencies (Notes 5 and 6)

Stockholders' equity
  Common stock - $.01 par value, authorized 25,000,000 shares,
       22,575,000 shares outstanding                                    225,750
  Common stock subscribed                                               245,000
  Common stock subscription receivable                                 (245,000)
  Additional paid-in capital                                            268,080
  Retained earnings                                                      35,910
                                                                       --------

           Total stockholders' equity                                   529,740
                                                                       --------

           Total liabilities and stockholders' equity                  $642,903
                                                                       ========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                             PALM DESERT ART, INC.

                               Statement of Income

                            Year Ended April 30, 1998


Sales                                                                 $ 864,504

Costs of sales                                                          328,426
                                                                      ---------

           Gross profit                                                 536,078
                                                                      ---------

Selling, general, and administrative expenses                           489,148
                                                                      ---------

           Operating income

Interest expense                                                        (11,020)
                                                                      ---------
           Net income                                                 $  35,910
                                                                      =========



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                             PALM DESERT ART, INC.

                  Statement of Changes in Stockholders' Equity

                            Year Ended April 30, 1998

                                                           Common         Common Stock      Additional  Retained Earnings
                                            Common          Stock         Subscription       Paid-In       (Accumulated
                                             Stock        Subscribed       Receivable        Capital         Deficit)       Total
                                           ---------      ----------      ------------      ----------  ----------------- ---------

Balance, beginning of year                 $   2,466       $      --       $      --        $  12,179       $(208,944)    $(194,299)

  Net income                                      --              --              --               --          35,910        35,910

  Effect of reverse acquisition
    Elimination of Database Technologies,
      Inc.'s accumulated deficit                  --              --              --               --         208,944       208,944

  Common stock issued                        223,284              --              --          255,901              --       479,185


  Common stock subscribed                         --         245,000        (245,000)              --              --            --
                                           ---------       ---------       ---------        ---------       ---------     ---------

Balance, end of year                       $ 225,750       $ 245,000       $(245,000)       $ 268,080       $  35,910     $ 529,740
                                           =========       =========       =========        =========       =========     =========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                             PALM DESERT ART, INC.

                             Statement of Cash Flows

                            Year Ended April 30, 1998

Cash flows from operating activities
   Net income                                                         $  35,910
   Adjustments to reconcile net income to net cash used
      by operating activities
       Depreciation                                                       3,642
       (Increase) in
           Accounts receivable                                          (83,319)
           Inventory                                                    (68,593)
           Prepaid expense                                               (3,600)
           Deposits                                                     (31,836)
           Direct response advertising                                 (198,077)
       Increase in
           Accrued liabilities                                            9,893
                                                                      ---------
                Net cash used by operating activities                  (335,980)
                                                                      ---------

Cash flows from investing activities
   Additions to property and equipment                                  (51,670)
                                                                      ---------

Cash flows from financing activities
   Net short-term borrowings - cash overdraft                            13,270
   Stockholders' contributions                                          374,380
                                                                      ---------
                Net cash provided by financing activities               387,650
                                                                      ---------

                Net increase in cash and cash equivalents                    --

Cash and cash equivalents, beginning of year                                 --
                                                                      ---------

Cash and cash equivalents, end of year                                $      --
                                                                      =========

Supplemental disclosures of cash flow information
   Cash paid for interest                                             $  11,020

Supplemental schedule of noncash investing and financing activities
   Contributed artwork                                                $ 204,450
   Contributed equipment                                                  5,000
   Loan payable                                                          90,000


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                              PALM DESERT ART, INC.

                          Notes to Financial Statements

                                 April 30, 1998

Nature of Business, Organization, and Basis of Presentation

On March 19, 1998, the Company changed its name from Database Technologies, Inc. to Palm Desert Art, Inc. (the Company). On April 22, 1998, the Company executed two transactions which changed the operations of the Company.

One transaction involved a sale of all of the assets and liabilities of its database business to the Company's then-majority stockholder in exchange for reducing its stockholder obligations to $90,000. Consequently, the Company is no longer in the database business.

The other transaction resulted in the acquisition of substantially all of the outstanding assets of Palm Desert Art Publishers, Ltd., L.L.C. ("PDAP, Ltd., LLC") in exchange for common stock of the Company. This reorganization was accounted for as a reverse acquisition of PDAP, Ltd., LLC by the Company under the purchase method of accounting, as the shareholders of PDAP, Ltd., LLC controlled the entity immediately following the reorganization. Consequently, the reporting entity consists of the operations formerly known as PDAP, Ltd., LLC.

The Company is now in the business of publishing artwork and distributing its artwork to independent art galleries throughout the country. In addition to the publishing business, the Company owns an art gallery in Palm Desert, California, which sells the Company's published artwork and other pieces of art.

For reporting purposes, PDAP, Ltd., LLC's first year of operations commenced May 1, 1997. Consequently, these financial statements are single-year statements, since the reporting entity was not in existence prior to May 1, 1997.

1.   Summary of Significant Accounting Policies

     Revenue Recognition Policy

     The Company records revenue on sales after the approval period, if any, has expired. Approval periods do not typically extend beyond 30 days.

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

--------------------------------------------------------------------------------

     Cash and Cash Equivalents

     For purposes of reporting the statement of cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid investments with a maturity of three months or less to be cash equivalents.

     Allowance for Doubtful Accounts

     The Company's policy for allowance for doubtful accounts is evolving as it establishes relationships with its gallery customers. As of April 30, 1998, management deems the accounts receivable as fully collectible. Management has also obtained from PDAP, Ltd., LLC a written guarantee as to the collectibility of any outstanding receivable as of April 30, 1998.

     Inventory

     Inventory includes cost of publishing and reproducing giclee and serigraph reproductions of original works of art of artists under agreement with the Company. All inventory items are stated at the lower of cost (specific identification by print) or market value. All inventory costs are expensed as cost of sales when the inventory item is sold.

     Advertising

     The  Company   expenses  the  costs  of  advertising  the  first  time  the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

     Direct-response advertising consists primarily of magazine advertisements that include response coupons for the Company products. The capitalized costs of the advertising are amortized as sales are recognized over a period, not to exceed three years.

     At April 30, 1998, approximately $198,000 of advertising was reported as assets, of which $39,615 was non-current and $158,462 was current. Advertising expense was approximately $89,000 in 1998.

--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies (Concluded)

     Property and Equipment

     Furniture and fixtures, equipment, vehicles and leasehold improvements purchased are depreciated and amortized by the straight-line method over the estimated useful lives of the respective assets.

     Income Taxes

     Deferred income taxes are provided for the expected tax effects of differences between the financial statement and tax basis of assets and liabilities.

     Due to the change in control and the change in continuity of business, there are no net operating loss carryforwards.

     For the period May 1, 1997 to April 22, 1998, the Company was taxed under sections of the federal income tax law, which provide that, in lieu of corporation federal income taxes, the owners separately account for their prorata shares of the Company's items of income, deduction, losses, and credits. Therefore, these statements do not include any provision for corporation federal and state income taxes for the period May 1, 1997 to April 22, 1998. During the period from April 23, 1998 to April 30, 1998, the Company was subject to corporate income taxes. However, the corporate income tax effect for this period is immaterial to the financial statements and no provision for income taxes is deemed necessary.

     Comprehensive Income

     The Company has no components of comprehensive income. Consequently, a statement of comprehensive income is not required.

2.   Cash Overdraft

     The Company experienced a cash overdraft as of April 30, 1998. The overdraft was funded by the Company's bank in accordance with a verbal agreement between management and the bank to fund overdrafts. Management has chosen this cash management technique, because it has pledged its stock to collateralize the debt described in Note 3.

--------------------------------------------------------------------------------

3.   Loan Payable - Stockholder

     Loan payable to a minority stockholder, interest at 9%, due July 1998. This $90,000 note is guaranteed by the majority stockholder, and the guarantee is collateralized by all of the shares the majority stockholder owns of the Company's stock. The pledged stock is in the hands of the noteholder.

4.   Stockholders' Equity

     The Company has entered into a stock subscription agreement for the issuance of 2,450,000 shares of common stock for $245,000. The Company has received confirmation that the proceeds have been deposited with an escrow agent. As of April 30, 1998, however, the stock certificate had not been issued, because no new share certificates were available bearing the new corporate name.

5.   Commitments and Contingencies

     Substantially all of the Company's inventory is located at locations that are not owned by the Company. The Company does not have insurance coverage on the inventory at these locations. The Company has obtained representation from the management of these locations that insurance coverage is being maintained on its inventory.

     The Company has not made an assessment of the Year 2000 issue that may affect the computer applications of its operations and those of its vendors and customers. The Company plans to make an assessment of the impact of the Year 2000 issue in fiscal year 1998. The operations of the Company are not expected to be materially affected by this issue.

     As part of the acquisition described in the Nature of Business, Organization, and Basis of Presentation footnote, the Company is required to issue approximately 12,700,000 additional shares to PDAP, Ltd., LLC. It is expected that those shares will be issued by April 30, 1999.

     Management intends to have the Company's stockholders approve a 10-1 reverse stock split at its annual meeting in July 1998.

--------------------------------------------------------------------------------

6.   Operating Leases

     The Company leases certain retail and storage facilities under operating leases that expire from 1999 through 2002. Future minimum lease payments under noncancelable operating leases are:

              1999                                   $ 124,408
              2000                                     124,408
              2001                                     124,408
              2002                                      15,125
                                                     ---------

                                                     $ 388,349
                                                     =========

     Total rental expense for operating leases approximated $51,000 in 1998.

7.   Income (Loss) Per Share

     As of April 30, 1998, the earnings per share and the fully diluted earnings per share are $.01 and $.00, respectively.

8.   Disclosure About Fair Value of Financial Instruments

     The Company's financial instruments consist of cash, short-term trade receivables and payables, and short-term debt. The carrying value of all instruments approximates their fair value.

9.   Subsequent Events

     In June 1998, the Company opened a second art gallery in Los Angeles, California which will operate substantially in the same manner as the gallery in Palm Desert.

     The Company has letters of intent to acquire art galleries in various regions of the United States.

--------------------------------------------------------------------------------

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 9  Directors and Executive Officers of the Registrant

The  following  provides  certain  information   concerning  the  directors  and
executive officers of the Company as of the filing of this Form 10-KSB.

                                 Age                 Position
                                 ---                 --------

Hugh G. Pike                     60                  Chairman of the Board
                                                     President and Treasurer

Allan S. Wolfe                   66                  Director

Jurg Mullhaupt                   50                  Director

John Anderholt                   55                  Secretary(2)


HUGH G. PIKE, age 60, is the President, Treasurer, and Chairman of the Board of Directors. He has served in these capacities since April 22, 1998, the date upon which the Company purchased the assets of Palm Desert Art Publishers, Ltd., LLC, which owned and operated an art gallery and owned the exclusive right to publish the artwork of several contemporary artists and which is now the Company's majority shareholder. Mr. Pike had been the President of Palm Desert Art Publishers, Ltd. LLC since April 1997. For approximately ten years prior to that time, Mr. Pike provided consulting services to the real estate industry. Mr. Pike is the father-in-law to Mr. Mullhaupt who is also a Director of the Company.

ALLAN S. WOLFE, age 66, is the President of Dataware Technologies, LLC, a New Hampshire limited liability company which provides software data to the insurance industry. From November 1988 to April 22, 1998, Mr. Wolfe served as President, Treasurer and Chairman of the Board and was a majority shareholder of the Company. Prior to that time, Mr. Wolfe had been Chief Executive Officer of Pathfinder Data Group, Inc., a company which provided insurance replacement and software data. From 1980 to 1984, Mr. Wolfe was Vice President of Audio of New England, Inc., a corporation engaged in the same business as Pathfinder, as well as the retailing of hi-fi equipment to the public.

JURG  MULLHAUPT, age  50,  has  been a  Director of the  Company since April 22,

--------
     (2) From April 22, 1998 to June 12, 1998, Sandra Mitchell had been serving as Secretary of the company. On June 12, 1998 Ms. Mitchell resigned as Secretary and Mr. Anderholt was appointed to fill the vacancy.

1998. Mr. Mullhaupt is President and Chief Executive Officer of First National Environmental Technologies Inc., a privately-held company which provides equipment and consulting services to municipalities in connection with their underground infrastructure for the delivery of water. Mr. Mullhaupt is the son-in-law of Mr. Pike, the Company's President and Chairman of the Board.

JOHN ANDERHOLT, age 55, has been Secretary of the Company since June 12, 1998. Mr. Anderholt is an attorney in private practice with the firm Anderholt & Bonnheim in Indian Wells, California. Mr. Anderhold has been a general civil attorney for 30 years practicing primarily in the areas of corporate and real estate law. He is admitted to practice before the United States Supreme Court, and the California Bar, and he is a member of the Los Angeles County, Riverside County, and Desert Bar Associations.

Item 10 Executive Compensation

The following table shows all remuneration in excess of $100,000 paid by the Company during the fiscal year ending April 30, 1998, to all directors and officers as a group:

                                                           Cash and Cash
                                                           Equivalent Forms
                                                           of Remuneration
                                                           ---------------
                                                           Securities or
                                                           Property
Name of                                                    Insurance
Individual                            Salaries, Fees       Benefits or            Aggregate
or Number            Capacities       Directors Fees       Reimbursement          Contingent
of Persons           in which         Commissions &        Personal               Form of
in Group             Served           Bonuses              Benefits               Remuneration
--------             ------           -------              --------               ------------

All Directors
and Officers
as a Group
(pre-4/22/98)                         NONE                 NONE                   NONE


All Directors
and Officers
as a Group
(post-4/22/98)                        NONE                 NONE                   NONE


Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to each person known to the management of the Company who are the beneficial owners of more than five percent of the common stock of the Company, that which is owned by each director and officer of the Company and that which is owned by all directors and officers of the Company as a group, 4 persons, as of June 9, 1998.

Name and Address                      Amount and Nature              Percent
of Beneficial Owner                of Beneficial Ownership          of Class
-------------------                -----------------------          --------

Non-Management
Beneficial Owners:

    Palm Desert Art                      20,083,918                  80.34%
      Publishers, Ltd.(1)
      39-725 Garand Lane,
      Suite J
      Palm Desert, CA

    Sencorp Ltd.(2)                       2,450,000                   9.80
      National Westminster
      Bank Building
      57/63 Line Wall Road
      P. O. Box 199
      Gibraltar

Directors/Officers:

    Hugh G. Pike                                  0                   0.00%

    Allan S. Wolfe(3)                     1,313,658                   5.25%

    Jurg Mullhaupt                                0                   0.00%

    Sandy Mitchell                                0                   0.00%

Directors/Officers
    as a Group:                           1,313,658                   5.25%

(1) As reported in Schedule 13-D relating to events as of April 22, 1998, filed with the Securities and Exchange Commission, 20,083,918 shares of the company are held by Palm Desert Art Publishers, Ltd., LLC, ("PDAP") of which Elaine Mullhaupt is a member. Ms. Mullhaupt is the daughter of Hugh
     G. Pike and is the wife of Jurg Mullhaupt. Mr. Pike is the President and Director of the Company and is President of PDAP. Mr. Mullhaupt is a director of the Company. PDAP has sole voting and dispositive power with respect to all shares held by PDAP.

(2) As reported in Schedule 13-D relating to events as of April 24, 1998 filed with the Securities and Exchange Commission, 2,450,000 shares of the Company's Common Stock is held by Sencorp Ltd., a privately-held trading company which has sole voting and dispositive power over all shares held.

(3) Allan S. Wolfe holds 1,312,658 shares of the Company's Common Stock. His wife, Betty L. Wolfe, a former director and officer of the company, holds 1,000 shares. In the aggregate, they have voting and dispositive power over 1,313,658 shares held by them, respectively.

Item 12 Certain Relationships and Related Transactions

On April 22, 1998, the Company sold to Allan S. Wolfe (a shareholder, director, former officer and creditor of the Company) certain software assets of the Company together with a promissory note from the Company in favor of Mr. Wolfe in the amount of $90,000 in exchange for which Mr. Wolfe agreed to discharge the Company's debt to him in the amount of $184,000. To induce Mr. Wolfe to accept the Company's promissory note, the Company's majority shareholder, Palm Desert Art Publishers, Ltd., LLC, agreed to guaranty payment of the note and pledged to Mr. Wolfe as security for the guaranty all shares of the capital stock of the Company which Palm Desert Art Publishers, Ltd., LLC had acquired under the Asset Purchase and Subscription Agreement between itself and the Company.

                                     Part IV

Item 13 Exhibits and Reports on Form 8-K

(a)  (1) The following financial  statements and supplementary data are included
     in Part II, Item 7:                                                    Page
                                                                            ----

     Report of Independent Certified Public Accountants                     F-1

     Financial Statements:

       Balance Sheet, April 30, 1998                                        F-2

       Statement of Income Year Ended
       April 30, 1998                                                       F-4

       Statement of Changes in Stockholders' Equity
       Year Ended April 30, 1998                                            F-5

       Statement of Cash Flows, Year Ended
       April 30, 1998                                                       F-6

       Notes to Consolidated Financial Statements                           F-7

     (2) Schedules included herein:

         None. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits included herein:

     3.1  Certificate of Incorporation as filed with the Secretary of State
          of  Delaware  on   November 4, 1988,   filed  with  the   Registrant's
          Registration Statement Form 10 on April 17, 1989, (File No. 0-17623) and by this reference incorporated herein and made a part hereof.

     3.2 Certificate for Renewal and Revival of Charter as filed with the Secretary of State of Delaware on March 19, 1998.

     3.3 Amendment to Certificate of Incorporation as filed with the Secretary of State of Delaware on March 19, 1998.

     3.4 Amendment to Certificate of Incorporation as filed with the Secretary of State of Delaware on July 17, 1998.

     3.5 By-Laws of the Registrant as filed with the Registrant's Registration Statement Form 10 on April 17, 1989, (File No. 0-17623) and by this reference incorporated herein and made a part hereof.

     21.  Subsidiaries of Registrant

     22.  Notice of and Proxy  Materials  relating  to  Annual  Meeting  of
          Shareholders   held  July  14,  1998,  filed  with  Form  14A  on
          June 24, 1998 (File No. 0-172623) and by this reference incorporated herein and made a part hereof.

     27.  Financial Data Schedule

     99.  Additional Exhibits

     99.1 Asset Purchase and Subscription Agreement dated February 5, 1998

     99.2 Asset Purchase Agreement dated February 5, 1998

     99.3 Promissory Note dated April 22, 1998

     99.4 Guaranty dated April 22, 1998

     99.5 Stock Pledge Agreement dated April 22, 1998

     99.6 Offshore Subscription Agreement



(b)  Reports on Form 8-K:

     The following reports on Form 8-K were filed by the Registrant during the year covered by this report:

     May 7, 1998    Acquisition  of Assets of Palm  Desert Art  Publishers,
                    Ltd., LLC and Sale of Software to Allan Wolfe

     July 7, 1998   Amendment  to  above  Form  8-K  to  include  financial
                    information of Palm Desert Art Publishers, Ltd., LLC

(c) Copies of Exhibits 3.2 - 3.4, 21, 27 and 99.1 - 99.6 are attached hereto. Exhibits 3.1 and 3.5 are incorporated by reference as described in Item 14(a)(3).

(d)  Not applicable.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Palm Desert Art, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               PALM DESERT ART, INC.


                                               By: /s/  Hugh G. Pike
                                                   -----------------------------
                                                   Hugh G. Pike
                                                   President
                                                   (Duly Authorized Officer)
                                                   (Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                                   By: /s/  Hugh G. Pike
                                      ------------------------------------------
                                      Hugh G. Pike, President, Treasurer
                                      and Director


                                   By: /s/  Jurg Mullhaupt
                                      ------------------------------------------
                                      Jurg Mullhaupt, Director


                                   By: /s/ Allan S. Wolfe
                                      ------------------------------------------
                                      Allan S. Wolfe, Director



Dated:  August 13, 1998