Form 10QSB
period 1998-07-31
PALM DESERT ART INC
filed 1998-09-23
CIK 849315

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended July 31, 1998.

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from _____ to _____.

Commission File number: 0-17623

                              PALM DESERT ART, INC.
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                                02-0429620
State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization                                 Ident. No.)

               39-725 Garand Lane, Suite J, Palm Desert, CA 92211
               (Address of Principal Executive Office) (Zip Code)

                                  760-360-5911
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ ] No.

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of July 31, 1998 was 2,500,070 shares. The substantial reduction in shares issued and outstanding was attributable to a 10-for-1 reverse stock split effective July 31, 1998.

                 VISUAL CYBERNETICS CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements

               Balance Sheet -- July 31, 1998
               and April 30, 1998                                            F-1

               Statement of Operations -- Three
               Months Ended July 31, 1998 and
               July 31, 1997                                                 F-3

               Statement of Stockholders' Equity
               (Deficit) -- July 31, 1998 and
               April 30, 1998                                                F-4

               Statement of Cash Flows -- Three
               Months Ended July 31, 1998 and
               July 31, 1997                                                 F-5

               Notes to Financial Statements                                 F-6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                          1


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                      3

Item 2. Changes In Securities                                                  3

Item 3. Defaults Upon Senior Securities                                        3

Item 4. Submission of Matters to a Vote of
        Security Holders                                                       3

Item 5. Other Information                                                      3

Item 6. Exhibits and Reports on Form 8-K                                       4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                          Page

             Balance Sheet -- July 31, 1998
             and April 30, 1998                                           F-1

             Statement of Operations -- Three
             Months Ended July 31, 1998 and
             July 31, 1997                                                F-3

             Statement of Stockholders' Equity
             (Deficit) -- July 31, 1998 and
             April 30, 1998                                               F-4

             Statement of Cash Flows -- Three
             Months Ended July 31, 1998 and
             July 31, 1997                                                F-5

             Notes to Financial Statements                                F-6

                              PALM DESERT ART, INC.

                              FINANCIAL STATEMENTS

                             July 31, 1998 and 1997

                         ACCOUNTANTS' COMPILATION REPORT


The Board of Directors
Palm Desert Art, Inc.

We have compiled the accompanying balance sheet of Palm Desert Art, Inc. as of July 31, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months ended July 31, 1998, and July 31, 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Palm Desert Art, Inc. as of April 30, 1998 and in our report dated June 17, 1998, we expressed an unqualified opinion on those financial statements.



Manchester, New Hampshire
September 21, 1998

                             PALM DESERT ART, INC.

                                  Balance Sheet

                                     ASSETS

                                                           7/31/98       4/30/98
                                                         (Unaudited)    (Audited)
                                                         -----------    ---------
Current assets
    Cash                                               $   165,681    $       --
    Accounts receivable                                    206,346        83,319
    Inventory                                              314,361       273,043
    Prepaid expense                                          3,600         3,600
    Direct response advertising                            171,876       158,462
                                                       -----------    ----------
                                                           861,864       518,424
                                                       -----------    ----------

          Total current assets

Property and equipment
    Leasehold improvements                                  48,074        38,661
    Furniture and fixtures                                   6,500         6,500
    Vehicles                                                 4,552         4,552
    Equipment                                                7,756         6,957
                                                       -----------    ----------
                                                            66,882        56,670

    Less accumulated depreciation                            4,553         3,642
                                                       -----------    ----------

          Net property and equipment                        62,329        53,028
                                                       -----------    ----------

Other assets
    Deposits                                                46,204        31,836
    Direct acquisition costs                                54,309            --
    Direct response advertising                             39,615        39,615
                                                       -----------    ----------

          Total other assets                               140,128        71,451
                                                       -----------    ----------
          Total assets                                 $ 1,064,321    $  642,903
                                                       ===========    ==========

--------------------------------------------------------------------------------
See accountants' compilation report. The accompanying notes are an integral part of these financial statements.

                              PALM DESERT ART, INC.

                                 Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                7/31/98       4/30/98
                                                                              (Unaudited)    (Audited)
                                                                              -----------    ---------
Current liabilities
   Accounts payable                                                          $    87,633  $       --
   Cash overdraft                                                                     --      13,270
   Loans payable                                                                 237,151      90,000
   Accrued liabilities                                                            20,051       9,893
   Accrued interest                                                                2,072          --
                                                                              ----------  ----------
               Total current liabilities                                         346,907     113,163
                                                                              ----------  ----------

Stockholders' equity
   Commonstock  - $.001  par  value, 25,000,000 shares authorized,
          2,500,070 shares outstanding (after deducting 2,500 shares
          in  treasury)                                                            2,500       2,500
   Common stock subscribed                                                       245,000     245,000
   Common stock subscription receivable                                         (245,000)   (245,000)
   Additional paid-in capital                                                    491,330     491,330
   Common stock deposits received                                                233,600          --
   Retained earnings (accumulated deficit)                                       (10,016)     35,910
                                                                              ----------  ----------

               Total stockholders' equity                                        717,414     529,740
                                                                              ----------  ----------
               Total liabilities and stockholders' equity                     $1,064,321  $  642,903
                                                                              ==========  ==========



--------------------------------------------------------------------------------
See accountants' compilation report. The accompanying notes are an integral part of these financial statements.

                              PALM DESERT ART, INC.


                            Statements of Operations

                    Three Months Ended July 31, 1998 and 1997


                                                         7/31/98       7/31/97
                                                       (Unaudited)   (Unaudited)
                                                       -----------    ----------
Sales                                                   $ 231,935      $ 122,697

Cost of sales                                              67,975         29,336
                                                        ---------      ---------

               Gross profit                               163,960         93,361

Selling, general, and administrative expenses             207,814         73,176
                                                        ---------      ---------

               Operating income (loss)                    (43,854)        20,185
Interest expense                                            2,072          2,111
                                                        ---------      ---------

               Net income (loss)                        $ (45,926)     $  18,074
                                                        ---------      ---------

               Loss per share - primary                 $    (.02)     $     N/A
                                                        ---------      ---------
               Loss per share - diluted                 $    (.01)     $     N/A
                                                        =========      =========

--------------------------------------------------------------------------------
See accountants' compilation report. The accompanying notes are an integral part of these financial statements.

                            PALM DESERT ART, INC.

                  Statement of Changes in Stockholders' Equity

                        Three Months Ended July 31, 1998

                                                                                                 Common      Retained
                                                            Common     Common Stock  Additional   Stock      Earnings
                                               Common        Stock     Subscription   Paid-In    Deposits  (Accumulated
                                                Stock      Subscribed   Receivable    Capital    Received     Deficit)     Total
                                              ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, April 30, 1998, as previously
          reported (audited)                  $ 225,750    $ 245,000    $(245,000)   $ 268,080   $      --   $  35,910    $ 529,740

    Reclassification of equity accounts        (223,250)          --           --      223,250          --          --           --
                                              ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, April 30, 1998, as restated              2,500      245,000     (245,000)     491,330          --      35,910      529,740

    Common stock deposits received
          for stock issuance in August 1998          --           --           --           --     233,600          --      233,600

    Net loss                                         --           --           --           --          --     (45,926)     (45,926)
                                              ---------    ---------    ---------    ---------   ---------   ---------    ---------

Balance, July 31, 1998 (unaudited)            $   2,500    $ 245,000    $(245,000)   $ 491,330   $ 233,600   $ (10,016)   $ 717,414
                                              =========    =========    =========    =========   =========   =========    =========



--------------------------------------------------------------------------------
See accountants' compilation report. The accompanying notes are an integral part of these financial statements.

                            Statements of Cash Flows

                    Three Months Ended July 31, 1998 and 1997

                                                                 7/31/98        7/31/97
                                                                (Unaudited)    (Unaudited)
                                                                -----------    -----------
Cash flows from operating activities
   Net income (loss)                                             $ (45,926)   $  18,074
   Adjustments to reconcile net income (loss) to net cash used by operating activities
         Depreciation and amortization                               3,769          226
         (Increase) in
           Accounts receivable                                    (123,027)     (21,595)
           Inventory                                               (41,318)    (483,780)
           Direct acquisition costs                                (57,167)          --
           Deposits                                                (14,368)      (4,610)
           Direct response advertising                             (13,414)          --
         Increase in
           Accounts payable                                         87,633      228,074
           Accrued liabilities                                      10,158       35,367
           Accrued interest                                          2,072           --
                                                                 ---------    ---------

           Net cash used by operating activities                  (191,588)    (228,244)
                                                                 ---------    ---------
Cash flows from investing activities
   Additions to property and equipment                             (10,212)     (46,463)
                                                                 ---------    ---------

Cash flows from financing activities
   Decrease in cash overdraft                                      (13,270)          --
   Common stock deposits received                                  233,600      205,900
   Proceeds from borrowings                                        147,151       68,927
                                                                 ---------    ---------

           Net cash provided by financing activities               367,481      274,827
                                                                 ---------    ---------
           Net increase in cash                                    165,681          120

Cash, beginning of quarter                                              --           --
                                                                 ---------    ---------

Cash, end of quarter                                             $ 165,681    $     120
                                                                 =========    =========


--------------------------------------------------------------------------------
See accountants' compilation report. The accompanying notes are an integral part of these financial statements.

                              PALM DESERT ART, INC.

                          Notes to Financial Statements

                        Three Months Ended July 31, 1998

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended, April 30, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. The information presented as of April 30, 1998, and the three months ended July 31, 1997, represents the information of Palm Desert Art Publishers, Ltd., L.L.C., the predecessor entity to the Company.

1.   Direct Response Advertising

     The Company expenses the costs of advertising the first time advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

     Direct-response advertising consists primarily of magazine advertisements that include response coupons for the Company's products. The capitalized costs of the advertising are amortized as sales are recognized over a period, not to exceed three years.

     At July 31, 1998, approximately $211,000 of advertising was reported as assets, of which $39,615 was non-current and $171,876 was current. Advertising expense was approximately $10,000 in 1998.

2.   Direct Acquisition Costs

     Direct acquisition costs represent capitalized costs incurred in the acquisition described in Note 5. They are amortized on a straight-line basis over 60 months. Amortization of these costs for the three months ended July 31, 1998 was $2,858.


--------------------------------------------------------------------------------
See accountants' compilation report.

                              PALM DESERT ART, INC.

                          Notes to Financial Statements

                        Three Months Ended July 31, 1998

3.   Loans Payable
     Loans payable consist of:

     Loan payable to a minority stockholder, interest at 9%, due July 1998. This note is guaranteed by the majority  stockholder,  and the guarantee is collateralized  by all of the shares the majority  stockholder owns of the  Company's  stock.  The  pledged  stock  is in  the  hands  of the
          noteholder.  The original terms have been extended with no due date.                 $ 90,000

     Unsecured 10.5% note  payable to First Bank,  interest  only until  October
          1998.  After  October  1998,  payable at $1,402 per month  until April
          1999.                                                                                   7,950

     Unsecured note  payable to an  individual  due in monthly  installments  of
          $3,375 until May 2000.                                                                105,438

     Unsecured note payable to an individual, no interest rate with no scheduled
          repayment terms.                                                                       33,763
                                                                                              ---------

                                                                                              $ 237,151
                                                                                              =========

4.   Stockholders' Equity

     The Company has entered into a stock subscription agreement for the issuance of 245,000 shares of common stock for $245,000. The Company has received confirmation that the proceeds have been deposited with an escrow agent. The Company has issued the shares upon satisfaction of the deposit with the escrow agent and creation of share certificates bearing the new corporate name.

     Reclassification of equity accounts is required to properly state the balance of the common stock account and the additional paid-in capital account as of July 31, 1998.

5.   Subsequent Events

     Effective August 1, 1998, the Company acquired the business of RM&M Framemakers, Inc. Information pertaining to this transaction is contained in the Company's 8-K filing dated August 20, 1998.

     In August 1998, the Company issued 800,000 shares of its stock in exchange for $233,600. These shares are not included in the 2,500,070 outstanding as of July 31, 1998. The Company received these monies as of July 31, 1998 and has recorded as equity the deposits received because substantially all of the requirements of the stock subscription were completed.



--------------------------------------------------------------------------------
See accountants' compilation report.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

1. LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to meet its financial needs depends upon funds generated from operating activities, accounts receivable and inventories, short-term borrowing capacity and the ability to obtain long-term capital on satisfactory terms. For the three months ended July 31, 1998, the company experienced negative cash flow from operating activities of $191,588. This was due to the Company's net operating loss for the quarter and to increases in accounts receivable, direct acquisition costs and inventory. In August 1998, the Company acquired six gallery and art framing retail outlets located throughout Upstate New York. The acquisition was accomplished through a merger of R. M. & M. Framemakers, Inc. into R M & M Acquisition, Inc., a wholly-owned subsidiary of the Company. Additional expenses were also incurred in June 1998 when the Company opened a second gallery in Tarzana, California, in addition to its gallery in Palm Desert, California. The new gallery consists of 3,800 square feet located at 18727 Ventura Boulevard in Tarzana, California.

Overall, cash increased $165,681 in the first quarter ended July 31, 1998. The principal reason for this increase is cash received on deposit from future stockholders. In July 1998, the Company received $233,600 pursuant to a private placement of 800,000 shares of its $.001 common stock. The proceeds were used in part for the acquisition of R M & M Framemakers, Inc. in August 1998. In addition, the Company received $147,151 in loans from individuals and a bank.

The Company anticipates that in the fiscal year ending April 30, 1999, its annual working capital requirements will be in the range of $1 million. The Company anticipates that, based on its current projections, its cash and capital resources should be sufficient to meet its financing requirements throughout the balance of the year. The Company will continue its efforts to increase sales, maintain margins, reduce inventory levels and minimize operational costs. However, the Company can make no assurances that it will meet its current projections. The Company may seek to raise additional capital through the sale of a convertible debenture or common stock or bank financing during the fiscal year ending April 30, 1999. However there can be no assurances that financing can be obtained or, if obtained, that it will be of a sufficient quantity to meet the company's immediate needs or that it will be on reasonable terms.

2. RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1998

Sales for the three months ended July 31, 1998, were $231,935 an increase of $109,238 or 89% compared with the same period in 1997. This increase was due to its promotional activities coupled with sales of artwork and the opening of its new gallery in Tarzana, California.

Cost of sales as a percentage of sales was 29% and 24% for the three months ended July 31, 1998, and 1997, respectively. The increase in the cost of sales percentage from 1997 to 1998 was primarily the result of the changes in sales mix.

Selling, general and administrative expenses increased $134,638 in the first three months ended July 31, 1998, compared with the same period the previous year. Stated as a percentage of sales, these expenses were 89% and 60% for the first three months ended July 31, 1998 and 1997, respectively. Selling expenses include such items as retail sales location occupancy costs, advertising, sales commissions, brochures and other promotional material costs, freight and certain salary expenses. General and administrative expenses include all corporate overhead costs.

The increase in selling expenses is primarily due to increased promotional costs and fixed and variable compensation associated with the increase in sales. Sales location occupancy costs also increased over the same period last year due to the opening of the Company's new gallery. Depreciation, amortization and other expenses increased as compared with the same period last year.

Overall, the Company's net loss is due to higher cost of sales and higher selling and general and administrative expenses associated with increased sales volume and with establishing the additional gallery.

Through July 31, 1998, the Company's sales have been generated primarily by the works of approximately six of the Company's published artists. The Company's strategy is to continue to seek to attract new promising artists and to promote their works while providing the consumer with substantial value at reasonable prices. The Company also intends to continue with the acquisition of privately-owned art framing shops throughout the country. In addition to the six shops acquired in August 1998, the Company has entered two more letters of intent and is currently negotiating with other companies to acquire approximately 29 more framing shops and galleries in the Southeast and Midwest. The Company intends to convert these framing retail outlets into fine art galleries with art framing sales offices whereby all art framing operations will be performed in regional framing centers to be located through the country. Although management is of the opinion that administrative expenses will continue to rise as a result of its plan to acquire and consolidate art galleries and art-framing operations, by expanding its gallery facilities and moving all framing operations to regional framing centers, the Company believes it will realize substantial economies of scale in the foreseeable future.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 2.   Changes In Securities

     On July 14, 1998, a shareholders meeting was held at the corporate offices of the Registrant in Palm Desert, California. At that meeting, the shareholders approved a 10-for-1 reverse stock split and authorized the board of directors to take any and all action necessary to effect a 10-for-1 reverse stock split of the Company's $.001 par value Common Stock from 25,000,000 issued and outstanding shares to 2,500,000. On July 17, 1998, the Registrant filed an Amended Certificate of Incorporation with the Secretary of State of Delaware to reflect the reverse stock split.

     On July 31, 1998, the 10-for-1 reverse stock split became effective on the NASDAQ OTC Bulletin Board and Registrant announced that effective as of that date, the new trading symbol for the Registrant is "PDAP" and the new cusip number for the shares of common stock is 69661M-106.


Item 3.   Defaults Upon Senior Securities

     None.


Item 4.   Submission of Matters to a Vote of Security Holders

     On July 14, 1998, a shareholders meeting was held at the corporate offices of the Registrant in Palm Desert, California. At that meeting, the shareholders approved a 10-for-1 reverse stock split and authorized the board of directors to take any and all action necessary to effect a 10-for-1 reverse stock split of the Company's $.001 par value Common Stock from 25,000,000 issued and outstanding shares to 2,500,000. At the same meeting, the shareholders re-elected Hugh G. Pike, Jurg Mullhaupt and Allan S. Wolfe as directors of the Registrant.


Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

     The following exhibits are incorporated herein by reference to the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended April 30, 1998:

      Exhibit No.                     Description
      -----------                     -----------

          3.1 Certificate of Incorporation as filed with the Secretary of State of Delaware on November 4, 1988 filed with the Registrant's Registration Statement Form 10 on April 17, 1989, (File No. 0-17623) and by this reference incorporated herein and made a part hereof.

          3.2 Certificate for Renewal and Revival of Charter as filed with the Secretary of State of Delaware on February 19, 1998.

          3.3 Amendment to Certificate of Incorporation as filed with the Secretary of State of Delaware on February 19, 1998.

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

                         99.2      Asset  Purchase  Agreement  dated February 5,
                                   1998

                         99.3      Promissory Note dated April 22, 1998

                         99.4      Guaranty dated April 22, 1998

                         99.5      Stock Pledge Agreement dated April 22, 1998

                         99.6      Offshore Subscription Agreement

(b)      Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended July 31, 1998:

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



                                 PALM DESERT ART, INC.


                                 By:  /s/ Hugh G. Pike
                                      ------------------------------
                                       Hugh G. Pike
                                       President
                                       (Duly Authorized Officer)
                                       (Principal Financial Officer)


Dated: September 18, 1998