Form 10QSB
period 1998-10-31
PALM DESERT ART INC
filed 1998-12-31
CIK 849315

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended October 31, 1998.

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from to .

Commission File number: 0-17623

                              PALM DESERT ART, INC.
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                  02-0429620
  State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization                 Ident. No.)

            74-350 Alessandro Drive, Suite A2, Palm Desert, CA 92260
               (Address of Principal Executive Office) (Zip Code)

                                  760-346-1192
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ ] No.

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of October 31, 1998 was 5,379,044 shares. The increase in shares from the last quarter was due primarily to the issuance of additional shares to the Registrant's largest shareholder, Palm Desert Art Publishers, Ltd., in completion of its sale of assets to the Registrant in April, 1998. Additional shares were issued to investors through a private placement, certain consultants and advisors for services rendered, and for acquisition purposes.

                     PALM DESERT ART, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         Page
------------------------------                                         ----

Item 1.           Financial Statements

                      Balance Sheet -- October 31, 1998                F-1

                      Statement of Income -- Three Months and
                      Six Months Ended October 31, 1998 and 1997       F-3

                      Statement of Changes in Stockholders'
                      Equity -- Three Months Ended October 31, 1998    F-4

                      Statement of Cash Flows -- Six
                      Months Ended October 31, 1998 and 1997           F-5

                      Notes to Financial Statements                    F-6


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             1


PART II - OTHER INFORMATION
---------------------------

Item 1.           Legal Proceedings                                      4

Item 2.           Changes In Securities                                  4

Item 3.           Defaults Upon Senior Securities                        4

Item 4.           Submission of Matters to a Vote of
                  Security Holders                                       4

Item 5.           Other Information                                      4

Item 6.           Exhibits and Reports on Form 8-K                       5

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.           Financial Statements

                                                                       Page
                                                                       ----

                      Balance Sheet -- October 31, 1998                F-1

                      Statement of Income -- Three Months and
                      Six Months Ended October 31, 1998 and 1997       F-3

                      Statement of Changes in Stockholders'
                      Equity -- Three Months Ended October 31, 1998    F-4

                      Statement of Cash Flows -- Six
                      Months Ended October 31, 1998 and 1997           F-5

                      Notes to Financial Statements                    F-6

                             PALM DESERT ART, INC.

                              FINANCIAL STATEMENTS

                         Ended October 31, 1998 and 1997

                              PALM DESERT ART, INC.

                                  Balance Sheet

                                     ASSETS

                                                                       10/31/98
                                                                     (Unaudited)
                                                                     -----------
Current assets
   Accounts receivable                                              $  526,361
   Inventory                                                           646,622
   Prepaid expense                                                      25,383
   Direct response advertising                                         166,536
                                                                    ----------
            Total current assets                                     1,364,902
                                                                    ----------
Property and equipment
   Leasehold improvements                                               48,074
   Furniture and fixtures                                                6,500
   Vehicles                                                             41,401
   Equipment                                                           202,826
                                                                    ----------
                                                                       298,801
   Less accumulated depreciation                                         5,553
                                                                    ----------
            Net property and equipment                                 293,248
                                                                    ----------
Other assets
   Deposits                                                             46,204
   Goodwill                                                            128,844
   Direct response advertising                                          39,615
   Note receivable                                                      68,561
                                                                    ----------

            Total other assets                                         283,224
                                                                    ----------
            Total assets                                            $1,941,374
                                                                    ==========

                              PALM DESERT ART, INC.

                                 Balance Sheet

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     10/31/98
                                                                    (Unaudited)
                                                                    -----------
Current liabilities
   Cash Overdraft                                                   $     2,019
  Accounts payable                                                      142,542
  Loans payable                                                         232,643
  Accrued liabilities                                                   274,591
  Accrued interest                                                        2,072
                                                                    -----------

           Total current liabilities                                    653,864
                                                                     ----------
Stockholders' equity
  Common stock - $.001 par value, 25,000,000 shares                       5,379
       authorized, 5,379,044 shares outstanding
       (after deducting 2,500 shares in treasury)
  Common stock subscribed                                               206,696
  Common stock subscription receivable                                 (206,696)
  Additional paid-in capital                                          1,143,661
  Retained earnings                                                     138,467

           Total stockholders' equity                                 1,287,507
                                                                    ----------
           Total liabilities and stockholders' equity               $ 1,941,374
                                                                    ===========

                              PALM DESERT ART, INC.

                              Statements of Income

             Three Months and Six Months Ended Oct 31, 1998 and 1997


                                                10/31/98    10/31/97    10/31/98    10/31/97
                                                (3 Months) (3 Months)  (6 Months)  (6 Months)
                                                ---------------------------------------------
                                               (Unaudited) (Unaudited) (Unaudited) Unaudited)
Sales                                           $ 924,823     339,496   1,156,758     462,192

Cost of sales                                   $ 277,689      75,379     345,664     104,715
                                                ---------   ---------   ---------   ---------

           Gross profit                         $ 647,134     264,117     811,094     357,477

Selling, general, and administrative expenses   $ 498,345     234,204     706,159     305,043
                                                ---------   ---------   ---------   ---------

           Operating income                     $ 148,789      29,913     104,935      52,434

Interest expense                                $     306          12       2,378       4,540
                                                ---------   ---------   ---------   ---------

           Net income                           $ 148,483      29,901     102,557      47,894
                                                ---------   ---------   ---------   ---------

           Income per share - Basic             $     .03         N/A         .02         N/A
                                                ---------   ---------   ---------   ---------

                              PALM DESERT ART, INC.

                  Statement of Changes in Stockholders' Equity

                         Three Months Ended Oct 31, 1998

                                                                                                Common      Retained
                                                        Common      Common Stock   Additional   Stock       Earnings
                                           Common        Stock      Subscription    Paid-In    Deposits   (Accumulated
                                           Stock       Subscribed    Receivable     Capital    Received      Deficit)       Total
                                         ----------    ----------   -------------  ----------  --------   -------------     -----
Balance, April 30, 1998, as previously
       reported (audited)                $ 225,750    $  245,000   $ (245,000)   $  268,080   $    --      $  35,910     $  529,740

   Reclassification of equity accounts    (223,250)         --           --         223,250        --           --            --
                                         ---------    ----------   ----------    ----------   ---------    ---------     -----------

Balance, April 30, 1998, as restated         2,500       245,000     (245,000)      491,330        --         35,910        529,740

   Common stock deposits received
     for stock issuance in August 1998        --            --           --            --       233,600         --          233,600

   Net loss                                   --            --           --            --          --        (45,926)       (45,926)
                                        ----------    ----------   ----------    ----------   ---------    ---------     -----------

Balance, July 31, 1998 (unaudited)       $   2,500    $  245,000   $ (245,000)   $  491,330   $ 233,600    $ (10,016)    $  717,414

    Net Income                                                                                               148,483        148,483
    Issuance of  Common Stock                2,879                                  652,331    (233,600)                    421,610
    Payment of Stock Subscribed                          (38,304)      38,304                                                 --

Balance, October 31, 1998 (unaudited)    $   5,379    $  206,696   $ (206,696)   $1,143,661   $       0    $ 138,467      1,287,507
                                         =========    ==========   ==========    ==========   =========    =========     ===========

                              PALM DESERT ART, INC.

                            Statements of Cash Flows

                   Six Months Ended October 31, 1998 and 1997


                                                             10/31/98     10/31/97
                                                           (Unaudited)   (Unaudited)
                                                           -----------   -----------
Cash flows from operating activities
   Net income                                               $ 102,557    $  47,894
   Adjustments to reconcile net income to net cash used
      by operating activities
       Depreciation and amortization                            1,911          226
       (Increase) in
           Accounts receivable                               (443,042)        (100)
           Inventory                                         (373,579)     (51,825)
           Goodwill                                          (128,844)           0
           Deposits                                           (14,368)      (4,610)
           Direct response advertising                         (8,074)           0
             Pre-paid Expense                                 (21,783)           0
             Notes Receivable                                 (68,561)     (17,078)
       Increase in
           Accounts payable                                   142,542            0
           Accrued liabilities                                264,698        5,341
           Accrued interest                                     2,072            0
                                                            ---------    ---------

                Net cash used by operating activities        (544,471)     (20,152)
                                                            ---------    ---------

Cash flows from investing activities
   Additions to property and equipment                       (242,131)     (47,119)
                                                            ---------    ---------

Cash flows from financing activities
   Net short term borrowing - cash overdraft                  (11,251)           0
   Proceeds from borrowings                                   142,643       64,310
   Proceeds from sale of stock                                655,210            0
   Capital Investment                                               0          100
                                                            ---------    ---------

                Net cash provided by financing activities     786,602       64,410

                Net increase in cash                                0       (2,861)


Cash, beginning of six months                                       0            0
                                                            ---------    ---------

Cash, end of six months                                     $       0    $  (2,861)
                                                            =========    =========

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended, April 30, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. The information presented as of April 30, 1998, and the six months ended October 31, 1997, represents the information of Palm Desert Art Publishers, Ltd., L.L.C., the predecessor entity to the Company.

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

     At October 31, 1998, approximately $211,000 of advertising was reported as assets, of which $39,615 was non-current and $166,536 was current. Advertising expense was approximately $15,000 for the six months ended October 31, 1998.

2.   Goodwill

     Goodwill represent capitalized costs incurred in acquisitions. They are amortized on a straight-line basis over 60 months. Amortization of these costs for the six months ended October 31, 1998 was $2,858.

3.   Loans Payable

     Loans payable consist of:

   Loanpayable to a  minority stockholder,  interest at 9%, due  July 1998. This note is  guaranteed  by the  majority  stockholder,  and the  guarantee  is collateralized  by all of the shares the majority  stockholder  owns of the
     Company's stock.  The pledged stock is in the hands of the noteholder.  The
     original terms have been extended with no due date.                             $ 55,000

   Unsecured  10.5%  note payable to First Bank,  interest  only  until  October
     1998.  After  October  1998,  payable at $1,402 per month until April 1999.
                                                                                        7,950

   Unsecured notes payable to individuals due in monthly installments
       of $3,375 until May 2000                                                       105,009

   Unsecured note payable to an individual, no interest rate with no
       scheduled repayment terms                                                       26,588

   Bank Loans Payable                                                                  38,096
                                                                                     --------
                                                                                     $232,643
                                                                                     ========


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

     Reclassification of equity accounts is required to properly state the balance of the common stock account and the additional paid-in capital account as of October 31, 1998.

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements which are not historical facts contained in this Quarterly Report on Form 10-QSB are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond the control of the Company, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.

     Such factors include, but are not limited to, uncertainty regarding market acceptance of current artwork and the ability to successfully develop and market new artwork, the impact of supply constraints, uncertainties relating to customer plans and commitments, competition, uncertainties relating to economic conditions in the markets in which the Company operates, the ability to hire and retain key personnel and the ability to obtain additional capital if required.

     The words "believe", "expect", "anticipate", and "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

1. LIQUIDITY AND CAPITAL RESOURCES

     The Company's ability to meet its financial needs depends upon funds generated from operating activities, accounts receivable and inventories, short-term borrowing capacity and the ability to obtain long-term capital on satisfactory terms. For the six months ended October 31, 1998, the company experienced negative cash flow from operating activities of $544,471. This was due to increases in accounts receivable, direct acquisition costs and inventory. In August 1998, the Company acquired six gallery and art framing retail outlets located throughout Upstate New York. The acquisition was accomplished through a merger of R. M. & M. Framemakers, Inc. into R M & M Acquisition, Inc., a wholly-owned subsidiary of the Company. Additional expenses were incurred during the quarter relating to the post-closing audit of R. M. & M. Framemakers.

     The Company anticipates that in the fiscal year ending April 30, 1999, its annual working capital requirements will be in the range of $1 million. The Company anticipates that, based on its current projections, its cash and capital resources should be sufficient to meet its financing requirements throughout the balance of the year. The Company will continue its efforts to increase sales, maintain margins, reduce inventory levels and minimize operational costs. However, the Company can make no assurances that it will meet its current projections. The Company may seek to raise additional capital through the sale of a convertible debenture or common stock or some type of debt financing during the fiscal year ending April 30, 1999. However there can be no assurances that financing can be obtained or, if obtained, that it will be of a sufficient quantity to meet the company's immediate needs or that it will be on reasonable terms.

2. RESULTS OF OPERATIONS

     Effective August 1, 1998, R. M. & M. Acquisitions, Inc. (RAI), a Delaware corporation and a wholly-owned subsidiary of the Registrant, closed a merger transaction with R M & M Framemakers, Inc. (RM&M), a New York corporation engaged in the art framing and gallery business. The transaction was closed on August 5, 1998, pursuant to a Merger Agreement and an Agreement and Plan of Reorganization each dated as of August 1, 1998 by and among RAI, the Registrant, RM&M and Robert and Susan Mohr, the sole shareholders of RM&M. At the closing, all of the issued and outstanding shares of common stock of RM&M, no par value, were delivered to RAI in exchange for 645,000 shares of $.001 par value common stock of the Registrant.

     Prior to the merger, RM&M owned and operated six art framing shops and galleries in the Upstate New York area. The Registrant intends to convert into gallery space a subtantial portion of the space at each of RM&M's six locations which had been utilized for material handling and cutting operations and to remove such operations to one centralized or regional material handling and cutting location. The framing operations will continue to be performed at the respective gallery locations.

     The audit of the last two years of profit and loss and the last year of balance sheet for this previously unaudited entity is close to completion as of the date of this filing. The Registrant has incurred additional professional fees with respect to this audit. The Registrant has incorporated substantially all of the audit adjustments in the information reported in this Form 10-QSB for the second quarter ended October 31, 1998.

     As of the date hereof, the operations of RM&M have been substantially, although not completely integrated with the Registrant's business. The acquisition and completion of its audit have forced certain key personnel within the Registrant's management to focus on the acquired entity itself. The Registrant expects that full integration of its publishing line into the Albany market and expansion of RM&M's market into a number of new states will continue into the next quarter.

SIX MONTHS ENDED OCTOBER 31, 1998

     Sales for the six months ended October 31, 1998, were $924,823 an increase $585,327 or 172% compared with the same period in 1997. This increase was due to its promotional activities, sales of artwork through the publishing side of Registrant's business and the opening of its new gallery in Tarzana, California.

     Cost of sales as a percentage of sales was 30% and 22% for the six months ended October 31, 1998, and 1997, respectively. The increase in the cost of sales percentage from 1997 to 1998 was primarily the result of the changes in sales mix.

     Selling, general and administrative expenses increased $264,141 in the first six months ended October 31, 1998, compared with the same period the previous year. Stated as a percentage of sales, these expenses were 61% and 66% for the first six months ended October 31, 1998 and 1997, respectively. Selling expenses include such items as retail sales location occupancy costs, advertising, sales commissions, brochures and other promotional material costs, freight and certain salary expenses. General and administrative expenses include all corporate overhead costs.

     Selling expenses have remained relatively higher primarily due to increased promotional costs and fixed and variable compensation associated with the increase in sales. Sales location occupancy costs also increased over the same period last year due to the opening of the Company's new gallery and the acquisition of RM&M's framing shops. Depreciation, amortization and other expenses increased as compared with the same period last year.

     Overall, the Company's net income has increased $118,582 from the same three-month period for the previous year. More significantly, the Company's net income for the three months ended October 31, 1998 is $148,483 as compared to a net loss of $45,926 for the three months ended July 31, 1998, representing a change in the second quarter of $194,409.

     Through October 31, 1998, the Company's sales have been generated primarily by the works of approximately seven of the Company's published artists. This also includes a substantial order of approximately $200,000 from the Company's largest customer. The Company's strategy is to continue to seek to attract new promising artists and to promote their works while providing the consumer with substantial value at reasonable prices. The Company also intends to establish a network of sales agents throughout the country to sell its newly-acquired Heart of America line of artwork which is moderately priced and is typically sold in gift shops and novelty stores.

     The Company intends to continue as well with the acquisition of privately-owned art framing shops throughout the country. In addition to the six shops acquired in August 1998, the Company has entered two more letters of intent and is currently negotiating with other companies to acquire approximately 29 more framing shops and galleries in the Southeast and Midwest. The Company plans to convert these framing retail outlets into fine art galleries with art framing sales offices whereby all art framing operations will be performed in regional framing centers to be located through the country. Although management is of the opinion that administrative expenses will continue to rise as a result of its plan to acquire and consolidate art galleries and art-framing operations, by expanding its gallery facilities and moving all material handling and cutting operations to regional centers, the Company believes it will realize substantial economies of scale in the foreseeable future.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 2.   Changes In Securities

     In the three month period ended October 31, 1998, the Company issued a total of 2,879,044 shares of its common stock.

     Of this amount, 1,267,974 shares were issued to Palm Desert Art Publishers, Ltd. ("PDAP") in completion of its transaction with the Registrant on April 22, 1998, on which date PDAP sold its assets to the Registrant in exchange for 32,763,661 shares of Registrant's common stock, of which only 20,083,918 was delivered to PDAP at closing.

     On August 5, 1998, the Registrant issued an aggregate of 645,000 shares to all of the shareholders of R. M. & M. Framemakers, Inc., a privately-held company which merged with Registrant's wholly-owned subsidiary, R M & M Acquisition Inc., as of August 1, 1998.

     On or about August 20, 1998, the Company issued 150,000 shares of common stock to two of its financial and legal advisors/consultants in exchange for services rendered.

     On or about August 27, 1998, the Company issued 800,000 shares of its common stock to three private investors for a price of $.____ per share. The proceeds from this private placement were used to retire post-acquisition debt. On the same date, the Company issued an additional 16,000 shares of common stock to a non-employee advisor for services rendered.

     So as to avoid issuing fractional shares, the Company issued an additional 70 shares as a consequence of the 10-for-1 reverse stock split which became effective on July 31, 1998.

Item 3.   Defaults Upon Senior Securities

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         (1) The following financial statements are included in Part I, Item 1:

                  Financial Statements

                      Balance Sheet -- October 31, 1998                F-1

                      Statement of Income -- Three Months and
                      Six Months Ended October 31, 1998 and 1997       F-3

                      Statement of Changes in Stockholders'
                      Equity -- Three Months Ended October 31, 1998    F-4

                      Statement of Cash Flows -- Six
                      Months Ended October 31, 1998 and 1997           F-5

                      Notes to Financial Statements                    F-6


         (2)      Exhibits included herein:

                  99.      Additional Exhibits

                  99.1     Merger Agreement dated as of August 1, 1998
                  99.2 Agreement and Plan of Reorganization dated as of August 1, 1998
                  99.3     Guaranty dated as of August 1, 1998

(b)      Reports on Form 8-K

                  The following report on Form 8-K was filed during the quarter ended October 31, 1998:

         August 20, 1998      Merger  between  R  M  & M  Acquisition,  Inc.,  a
                              wholly-owned subsidiary of Registrant, and R. M. &
                              M. Framemakers, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PALM DESERT ART, INC.


                                        By: /s/ Hugh G. Pike
                                            -----------------------------------
                                            Hugh G. Pike
                                            President
                                            (Duly Authorized Officer)
                                            (Principal Financial Officer)


Dated: December 31, 1998