Form 10QSB
period 1999-01-31
PALM DESERT ART INC
filed 1999-03-22
CIK 849315

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     January  31, 1999
                                   -----------------

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                 to
                               ---------------    ---------------

                     Commission file number     0-17623
                     ----------------------------------

                            PALM DESERT ART, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Delaware                                02-429620
   -------------------------------               -------------------
   (State or Other Jurisdiction of                 (I.R.S.Employer
   Incorporation or Organization)                Identification No.)

          74-350 Alessandro Drive, Suite A2, Palm Desert, CA  92260
          ---------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (760) 346-1192
              ------------------------------------------------
              (Issuer s Telephone Number, Including Area Code)

                                     N/A
            ----------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Common Stock, $.001 par value per share, 4,734,044 shares outstanding at January 31, 1999

      Transitional Small Business Disclosure Format (check one)
      Yes        No   X
          -----     -----

                            PALM DESERT ART, INC.

                            INDEX TO FORM 10-QSB

                                                                        Page

PART I.   FINANCIAL INFORMATION

      Item 1.   Financial Statements

            Balance Sheets as of January 31, 1999                         3

            Statements of Income for the three and nine months
             ended January 31, 1999 and January 31, 1998                  5

            Statement of Changes in Stockholders' Equity Nine
             Months Ended January 31, 1999                                6

            Statements of Cash Flows for the nine months ended
             January 31, 1999 and January 31, 1998                        7

            Notes to Financial Statements                                 8

      Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     10

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings                                        13

      Item 2.   Changes in Securities                                    13

      Item 3.   Defaults Upon Senior Securities                          13

      Item 4.   Submissions of Matters to a Vote of Security Holders     13

      Item 5.   Other Information                                        13

      Item 6.   Exhibits and Reports on Form 8-K                         13


                            PALM DESERT ART, INC.

                                Balance Sheet

                                   ASSETS

                                                                         1/31/99
                                                                       (Unaudited)

Current assets
  Cash                                                                 $    4,419
  Accounts receivable                                                     547,468
  Inventory                                                               300,711
  Prepaid expense                                                           3,600
  Direct response advertising                                             160,321
                                                                       ----------

      Total current assets                                              1,016,519
                                                                       ----------

Property and equipment
  Leasehold improvements                                                   48,074
  Furniture and fixtures                                                    6,500
  Equipment Receivable                                                     40,000
  Vehicles                                                                  4,552
  Equipment                                                                11,197
                                                                       ----------

                                                                          110,323
  Less accumulated depreciation                                            (6,580)
                                                                       ----------

      Net property and equipment                                          103,743
                                                                       ----------

Other assets
  Deposits                                                                 46,259
  Note Receivable                                                         308,315
  Direct response advertising                                              29,757

      Total other assets                                                  384,331
                                                                       ----------

      Total assets                                                     $1,504,593
                                                                       ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                     $  206,648
  Loans payable                                                           300,008
  Accrued liabilities                                                      22,835
  Accrued interest                                                          2,072
                                                                       ----------

      Total current liabilities                                           531,563
                                                                       ----------

Stockholders' equity
  Common stock - $.001 par value, 25,000,000 shares authorized,
   4,734,044 shares outstanding (after deducting 647,500 shares in
   treasury)                                                                5,379
  Common stock subscribed                                                 183,887
  Common stock subscription receivable                                   (183,887)
  Additional paid-in capital                                              722,734
  Retained earnings                                                       245,562
  Treasury Stock                                                             (645)
                                                                       ----------

      Total stockholders' equity                                          973,030
                                                                       ----------

      Total liabilities and stockholders' equity                       $1,504,593
                                                                       ==========


                            PALM DESERT ART, INC.

                            Statements of Income

        Three Months and Nine Months Ended January 31, 1999 and 1998

                                                  (3 Months)      (3 Months)      (9 Months)      (9 Months)
                                                     ended           ended           ended           ended
                                                    1/31/99         1/31/98         1/31/99         1/31/98
                                                  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Sales                                              $ 622,914        200,483        1,779,672        483,917

Cost of sales                                      $ 253,291         48,016          598,955        103,211
                                                   --------------------------------------------------------

      Gross profit                                 $ 369,623        152,467        1,180,717        380,706

Selling, general, and administrative expenses      $(425,106)      (121,455)      (1,131,265)      (282,325)

Interest expense                                   $ (10,746)        (2,690)         (13,124)        (7,230)

Income from Sale of Assets                         $ 173,324              -          173,324              -
                                                   --------------------------------------------------------

      Net income                                   $ 107,095         28,322          209,652         91,151
                                                   ========================================================

      Income per share - Basic                     $    0.02            N/A             0.04            N/A


                            PALM DESERT ART, INC.

Statement of Changes in Stockholders' Equity Nine Months Ended January 31, 1999

                                                                      Common                                Retained
                                                         Common        Stock      Additional                Earnings
                                            Common       stock      Subcription    Paid-In     Treasury   (Accumulated
                                             Stock     Subscribed   Receivable     Capital      Stock       Deficit)      Total

Balance, April 30, 1998, as previously
 reported (audited)                        $ 225,750    $245,000    $(245,000)    $ 268,080     $   -       $ 35,910    $ 529,740

      Reclassification of equity accounts  $(223,250)                             $ 223,250                             $       -
                                           --------------------------------------------------------------------------------------

Balance, April 30, 1998, as restated       $   2,500    $245,000    $(245,000)    $ 491,330     $   -       $ 35,910    $ 529,740

  Issuance of Common Stock                 $   2,879                              $ 652,331                             $ 655,210
  Payment of Stock Subscribed                           $(38,304)   $  38,304                                           $       -
  Net Income                                                                                                $209,652    $ 209,652
  Acquisition of Treasury Stock                                                   $(420,927)    $(645)                  $(421,572)
  Payment of Stock Subscribed                           $(22,809)   $  22,809                                           $       -

Balance, January 31, 1999 (unaudited)      $   5,379    $183,887    $(183,887)    $ 722,734     $(645)      $245,562    $ 973,030
                                           --------------------------------------------------------------------------------------

                            PALM DESERT ART, INC.

                          Statements of Cash Flows

                 Nine Months Ended January 31, 1999 and 1998

                                                           1/31/99         1/31/98
                                                         (Unaudited)     (Unaudited)

Cash flows from operating activities
Net income                                                $ 209,652       $  91,151
Adjustments to reconcile net income to net cash used
 by operating activities
  Depreciation and amortization                           $   2,938       $     226
  (Increase) in
    Accounts receivable                                   $(464,149)      $ (69,707)
    Inventory                                             $ (27,668)      $(551,552)
    Deposits                                              $ (14,423)      $  (4,610)
    Direct response advertising                           $   8,000       $       -
    Notes Receivable                                      $(308,315)      $ (16,412)
  Increase (decrease) in
    Accounts payable                                      $ 206,648       $  71,470
    Accrued liabilities                                   $  12,942       $   7,107
    Accrued interest                                      $   2,072       $       -
    Cash Overdraft                                        $ (13,270)      $       -
                                                          -------------------------

      Net cash used by operating activities               $(385,573)      $(472,327)
                                                          -------------------------

Cash flows from investing activities
  Additions to property and equipment                     $ (53,653)      $ (48,570)
                                                          -------------------------

Cash flows from financing activities
  Net short term borrowing - cash overdraft                       -       $  14,635
  Proceeds from borrowings                                  210,008       $ 504,162
  Proceeds from sale of stock                               233,637       $     100
  Capital Investment                                                      $   2,000
                                                          -------------------------

      Net cash provided by financing activities           $ 443,645       $ 520,897

      Net increase in cash                                $   4,419       $       -

Cash, beginning of nine months                            $       -       $       -
                                                          -------------------------

Cash, end of nine months                                  $   4,419       $       -
                                                          -------------------------


                            PALM DESERT ART, INC.

                        Notes to Financial Statements


Basis of Presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended, April 30, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. The information presented as of April 30, 1998, and the nine months ended January 31, 1998, represents the information of Palm Desert Art Publishers, Ltd., L.L.C., the predecessor entity to the Company.


1.    Direct Response Advertising
      ---------------------------

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

      At January 31, 1999, approximately $190,000 of advertising was reported as assets, of which $29,757 was non-current and $160,321 was current. Advertising expense was approximately $25,517 for the nine months ended January 31, 1999.


2.    Loans Payable
      -------------


      Loans payable consist of:

        Loan payable to a minority stockholder, interest at 9%, due
         July 1998. This note is guaranteed by the majority stock-
         holder, and the guarantee is collateralized by all of the shares the majority stockholder owns of the Company's stock. The
         pledged stock is in the hands of the noteholder.  The original
         terms have been extended with no due date.                            $ 55,000

        Unsecured notes payable to individuals due in monthly installments
         of $3,375 until May 2000.                                              105,009

        Unsecured note payable to individuals, no interest rate with no
         scheduled repayment terms.                                             139,999

                                                                               $300,008
                                                                               ========


3.    Stockholders' Equity
      --------------------

      The Company has entered into a stock subscription agreement for the issuance of 245,000 shares of common stock for $245,000. The Company has received confirmation that the proceeds have been deposited with an escrow agent. The Company has issued the shares upon satisfaction of the deposit with the escrow agent and creation of share certificates bearing the new corporate name. Reclassification of equity accounts is required to properly state the balance of the common stock account and the additional paid-in capital account as of January 31, 1999.


4.    Commitments and Contingencies
      -----------------------------

      In January 1999, the Company entered into an agreement to sell the
      business operations located in Albany, NY.   The closing of this
      transaction has not been completed as of March 15, 1999.
      Negotiations are ongoing. In contemplation of the transaction, the Company has recorded the transaction as if it occurred in concurrence with the terms of the agreement. As of January 17, 1999 the business operations in Albany, NY have not been included in the operations or Balance Sheet of the Company. If closing does not occur the Company will have to restate the operations for the third quarter. The Company has recorded a note receivable of $308,315.



                        PART I. FINANCIAL INFORMATION

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's ability to meet its financial needs depends upon funds generated from operating activities, accounts receivable and inventories, short-term borrowing capacity and the ability to obtain long-term capital on satisfactory terms. For the nine months ended January 31, 1999, the company experienced negative cash flow from operating activities of $385,573. This was due to increases in accounts receivable, direct
acquisition costs and inventory.   The Company anticipates that in the
fiscal year ending April 30, 1999, its annual working capital requirements will be in the range of $1 million. The Company anticipates that, based on its current projections, its cash and capital resources should be sufficient to meet its financing requirements throughout the balance of the fiscal year. The Company will continue its efforts to increase sales, maintain margins, reduce inventory levels and minimize operational costs. However, the Company can make no assurances that it will meet its current
projections.   The Company may seek to raise additional capital through the sale of a convertible debenture or common stock or some type of debt financing during the fiscal year ending April 30, 1999. However there can be no assurances that financing can be obtained or, if obtained, that it will be of a sufficient quantity to meet the company's immediate needs or that it will be on reasonable terms.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED OCTOBER 31, 1998

      Sales for the three months ended January 31, 1999 were $622,914, an increase of $422,431 or 211% compared with the same period in 1998. This increase was due to its promotional activities, sales of artwork through the publishing side of Registrant's business and the opening of its new gallery in Tarzana, California. Cost of sales as a percentage of sales was 37% and 24% for the three months ended January 31, 1999 and 1998, respectively. The increase in the cost of sales percentage from 1998 to 1999 was primarily the result of the changes in sales mix. Selling, general and administrative expenses increased $303,651, or 250% in the first three months ended January 31, 1999, compared with the same period the previous year. Stated as a percentage of sales, these expenses were 63% and 58% for the first three months ended January 31, 1999 and 1998, respectively. Selling expenses include such items as retail sales location occupancy costs, advertising, sales commissions, brochures and other promotional material costs, freight and certain salary expenses. General and administrative expenses include all corporate overhead costs. Selling expenses have remained relatively higher primarily due to increased promotional costs and fixed and variable compensation associated with the increase in sales. Sales location occupancy costs also increased over the same period last year due to the opening of the Company's new gallery and the acquisition of RM&M's framing shops. Depreciation, amortization and other expenses increased as compared with the same period last year. Overall, the Company's net income for the three months ended January 31, 1999 has increased $78,773, or 278%, from the same three-month period for
the previous year.   Through January 31, 1999, the Company's sales have
been generated primarily by the works of approximately seven of the Company's published artists.

      NINE MONTHS ENDED OCTOBER 31, 1998

      Sales for the nine months ended January 31, 1999 were $1,779,672, an increase of $1,295,755 or 267% compared with the same period in 1998. This increase was due to its promotional activities, sales of artwork through the publishing side of Registrant's business and the opening of its new gallery in Tarzana, California. Cost of sales as a percentage of sales was 33% and 21% for the nine months ended January 31, 1999 and 1998, respectively. The increase in the cost of sales percentage from 1998 to 1999 was primarily the result of the changes in sales mix. Selling, general and administrative expenses increased $848,940, or 300%, in the first nine months ended January 31, 1999, compared with the same period the previous year. Stated as a percentage of sales, these expenses were 63% and 58% for the first nine months ended January 31, 1999 and 1998, respectively. Selling expenses include such items as retail sales location occupancy costs, advertising, sales commissions, brochures and other promotional material costs, freight and certain salary expenses. General and administrative expenses include all corporate overhead costs. Selling expenses have remained relatively higher primarily due to increased promotional costs and fixed and variable compensation associated with the increase in sales. Sales location occupancy costs also increased over the same period last year due to the opening of the Company's new gallery and the acquisition of RM&M's framing shops. Depreciation, amortization and other expenses increased as compared with the same period last year. Overall, the Company's net income for the nine months ended January 31, 1999 has increased $118,501, or 130% from the same nine month period for
the previous year.   Through January 31, 1999, the Company's sales have
been generated primarily by the works of approximately seven of the Company's published artists. This also includes a substantial order of approximately $200,000 from the Company's largest customer.

      The Company's strategy is to continue to seek to attract new promising artists and to promote their works while providing the consumer with substantial value at reasonable prices. The Company also intends to establish a network of sales agents throughout the country to sell its newly-acquired Heart of America line of artwork which is moderately priced and is typically sold in gift shops. The Company intends to continue to seek out acquisition candidates for privately-owned art framing shops
throughout the country.   The Company hopes to convert these framing retail
outlets into fine art galleries with art framing sales offices whereby all art framing operations will be performed in regional framing centers to be located through the country. Although management is of the opinion that administrative expenses will continue to rise as a result of its plan to acquire and consolidate art galleries and art-framing operations, by expanding its gallery facilities and moving all material handling and cutting operations to regional centers, the Company believes it will realize substantial economies of scale in the foreseeable future.

      Effective August 1, 1998, R. M. & M. Acquisitions, Inc. (RAI), a Delaware corporation and a wholly-owned subsidiary of the Registrant, closed a merger transaction with R M & M Framemakers, Inc. (RM&M), a New York corporation engaged in the art framing and gallery business. The transaction was closed on August 5, 1998, pursuant to a Merger Agreement and an Agreement and Plan of Reorganization each dated as of August 1, 1998 by and among RAI, the Registrant ,RM&M and Robert and Susan Mohr, the sole shareholders of RM&M. At the closing, all of the issued and outstanding shares of common stock of RM&M, no par value, were delivered to RAI in exchange for 645,000 shares of $.001 par value common stock of the Registrant. Prior to the merger, RM&M owned and operated six art framing shops and galleries in the Upstate New York area. In January 1999, the Company entered into an agreement to sell the business operations of RM&M
back to its original shareholders.   The closing of this transaction has
not been completed as of March 15, 1999, and negotiations are ongoing. In contemplation of the transaction, the Company has recorded the transaction as if it occurred in accordance with the terms of the agreement. As of January 17, 1999 the business operations of RM&M have not been included in the operations or Balance Sheet of the Company, and the Company's Income Per Share for the three and nine months ended January 31, 1999 have been calculated as if the 645,000 shares of Common Stock issued in the original transaction were returned to the Company's treasury on January 17, 1999. If the closing does not occur for any reason, the Company will have to restate the Company's financial statements for the third quarter. In connection with this transaction, the Company has recorded a note receivable of $308,315.


                         PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           N/A

Item 2.    Changes in Securities and Use of Proceeds.

Item 3.    Defaults Upon Senior Securities

           N/A

Item 4.    Submissions of Matters to a Vote of Security Holders

           N/A

Item 5.    Other Information

      Effective August 1, 1998, R. M. & M. Acquisitions, Inc. (RAI), a Delaware corporation and a wholly-owned subsidiary of the Registrant, closed a merger transaction with R M & M Framemakers, Inc. (RM&M), a New York corporation engaged in the art framing and gallery business. The transaction was closed on August 5, 1998, pursuant to a Merger Agreement and an Agreement and Plan of Reorganization each dated as of August 1, 1998 by and among RAI, the Registrant ,RM&M and Robert and Susan Mohr, the sole shareholders of RM&M. At the closing, all of the issued and outstanding shares of common stock of RM&M, no par value, were delivered to RAI in exchange for 645,000 shares of $.001 par value common stock of the Registrant. Prior to the merger, RM&M owned and operated six art framing shops and galleries in the Upstate New York area. In January 1999, the Company entered into an agreement to sell the business operations of RM&M
back to its original shareholders.   The closing of this transaction has
not been completed as of March 15, 1999, and negotiations are ongoing. In contemplation of the transaction, the Company has recorded the transaction as if it occurred in accordance with the terms of the agreement. As of January 17, 1999 the business operations of RM&M have not been included in the operations or Balance Sheet of the Company, and the Company's Income Per Share for the three and nine months ended January 31, 1999 have been calculated as if the 645,000 shares of Common Stock issued in the original transaction were returned to the Company's treasury on January 17, 1999. If the closing does not occur for any reason, the Company will have to restate the Company's financial statements for the third quarter. In connection with this transaction, the Company has recorded a note receivable of $308,315.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits


99.1  Merger Agreement dated as of August 1, 1998               Filed as Exhibit 99.1 to the
                                                                Registrant's Form 10-QSB for the
                                                                quarter ended October 31, 1998
                                                                and incorporated herein by
                                                                reference.

99.2  Agreement and Plan of Reorganization dated as of          Filed as Exhibit 99.2 to the
      August 1, 1998                                            Registrant's Form 10-QSB for the
                                                                quarter ended October 31, 1998
                                                                and incorporated herein by
                                                                reference.

99.3  Guaranty dated as of August 1, 1998                       Filed as Exhibit 99.3 to the
                                                                Registrant's Form 10-QSB for the
                                                                quarter ended October 31, 1998
                                                                and incorporated herein by
                                                                reference

99.4  Memorandum of Agreement effective January 17, 1999        Filed herewith
      between the Registrant, RM&M Acquisition, Inc. Robert
      Mohr and Susan Mohr


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended January 31, 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PALM DESERT ART, INC.



                                       By: /s/ Hugh G. Pike
                                           -----------------------------
                                           Hugh G. Pike, President
                                           (Duly Authorized Officer)
                                           (Principal Financial Officer)


Date:  March 22, 1999