Form 10KSB
period 1999-04-30
PALM DESERT ART INC
filed 1999-08-13
CIK 849315

FORM 10-KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
      TRANSITION PERIOD FROM ______________ TO ____________.

                            PALM DESERT ART, INC.
                   (formerly DATABASE TECHNOLOGIES, INC.)
            (Exact name of registrant as specified in its charter)

        Delaware                   0-17623                02-0429620
(State of Jurisdiction)   (Commission File Number)   (IRS Employer ID No.)

  74-350 Alessandro Drive, Suite A-2,
        Palm Desert, California                             92260
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code 760-346-1192

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.      Yes  [ ]      No  [ ].

Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10- K or any amendments to this form 10-K.       [ ].

Based on the closing sales price of $.91 on July 30, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $322,611.

The number of shares outstanding of the registrant's common stock, $.001 par value was 3,828,526 on July 30,1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

None


                              PALM DESERT ART, INC.

                                TABLE OF CONTENTS

Part I                                                                 Page
------                                                                 ----

Item 1   Business................ ......................................
         A. Historical Background
         B. Certain Transactions During the
            Reporting Period and Recent Developments
         C. Current Business Operations
         D. Risk Factors
Item 2   Properties ....................................................
Item 3   Legal Proceedings .............................................
Item 4   Submission of Matters to a Vote of Security Holders ...........

Part II

Item 5   Market for Registrant's Common Equity and
         Related Stockholders Matters ..................................
Item 6   Management's Discussion and Analysis of
         Financial Condition and Results of Operations .................
Item 7   Financial Statements ..........................................
Item 8   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure ........................

Part III

Item 9   Directors and Executive Officers of the
         Registrant ....................................................
Item 10  Executive Compensation ........................................
Item 11  Security Ownership of Certain Beneficial Owners
         and Management ................................................
         a. Section 16(a) Beneficial Ownership
            Reporting Compliance
Item 12  Certain Relationships and Related Transactions ................

Part IV

Item 13  Exhibits and Reports on Form 8-K ..............................


                            PALM DESERT ART, INC.

                                   Part I

Forward Looking Statements

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto.

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

In August 1998 the Company purchased the stock of RM&M Framemakers, Inc. (RM&M), a publisher, distributor and retailer of decorative art at a low price point. RM&M also had an extensive frame making operation. The acquisition was accounted for using the purchase method of accounting. The operations of RM&M are included in the Registrant's financial statements starting August 1, 1998 until January 16, 1999. On January 16, 1999, the company transferred the assets and operations of RM&M to its previous owners.

The consideration the Company gave the stockholders of RM&M Framemakers, Inc. was as follows: $115,000 in cash; $40,000 note payable and 645,000 shares of Registrant unregistered stock.

The terms of the transfer of RM&M back to its previous owners was that the Registrant receive back the consideration it gave in the purchase, as described above, and the increase in net assets between the date of acquisition in August 1998 and the transfer date in January 1999 plus certain professional fees incurred in the purchase transaction. The result of this transfer is that the Registrant is owed $308,315. See footnote 6 of the financial statements included herein.

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

Operations

The Registrant maintains art galleries in Palm Desert and Tarzana, California and in the SoHo district of New York City. The Registrant intends to continue to obtain the exclusive rights to publish contemporary artists while growing its gallery and publishing business and reputation through the acquisition of art framing shops and galleries nationwide. The company's business plan is to develop a national chain of galleries to sell fine artwork and provide high-quality art framing services while taking advantage of the economies of scale through regional framing centers. The Registrant is developing a "cyber gallery". The gallery is scheduled to be completed by August 20, 1999. The gallery will be named E-ArtNow.com. The gallery will provide an opportunity for the Registrant to sell art work it publishes as well as consigned art work.

Working Capital

The Company anticipates that in the fiscal year ending April 30, 2000, its annual working capital requirements will be met through its operations. The company is seeking working capital for its expansion plans. Its expansion plans include the acquisition of art galleries, creation and expansion of its "cyber gallery" web site and expansion of artists under contract. However, there can be no assurances that working capital can be obtained or, if obtained, that it will be of a sufficient quantity to meet the company's immediate needs or that it will be on reasonable terms.

Competition

The primary markets that the company plans to enter into in 1999 and 2000 are the U.S. West Coast, the Northeast, the Midwest and the Mid-Atlantic.

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

The marketplace is fragmented and is not dominated by any individual competitor.

Employees

As of the filing of this Form 10-KSB, the Registrant has sixteen full-time employees. Three of them are employed at the executive offices in Palm Desert, the rest are employed at the registrant's art galleries in Palm Desert and Tarzana CA. and the New York City gallery.

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

The Registrant's selling, general and administrative expenses for the year ended April 30, 1998 were $489,148 most of which related to the start-up of the company's operations in the art publishing and exhibiting business. Management is of the opinion that administrative expenses will continue to rise as a result of its plans to acquire and consolidate art galleries and art-framing operations. In August 1998, the registrant acquired the business operations of RM&M Framemakers, Inc., located in Upstate New York. In January, 1999 the Registrant transferred the business operations of this acquisition to the control of the previous shareholders of RM&M Framemakers, Inc. It became apparent to Registrants' management that an on-going business relationship was not in the best interests of the Registrant. The Registrant is exploring all legal options to recover assets which it had expended on behalf of RM&M Framemakers, Inc.

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

Need for Additional Capital. The Company will require additional investment to continue its growth plan, to hire additional personnel and for working capital. Funds for these purposes may be obtained from a number of sources, including, sales of equity and debt instruments, and bank financing. However, the Company currently has no arrangements for such financing, and there can be no assurance that any additional financing can be obtained or, if obtained, that it will be of a sufficient quantity to meet the Company's immediate needs or on reasonable terms.

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

Item 2 Properties

The Registrant owns no real estate. The Registrant's corporate offices are located at 74-350 Alessandro Drive, Palm Desert, CA. At that location the Registrant occupies one suite of 3300 square feet of office and warehouse space. In addition, the Registrant leases 3300 square feet of gallery space at 73920 El Paseo Street, in Palm Desert, California.

As of the filing of this Form 10-KSB, the Registrant also occupies approximately 3800 square feet of gallery space at 18727 Ventura Blvd., in Tarzana, California, approximately 2000 square feet of gallery space in New York City and approximately 1,900 square feet in Palm Beach, Florida.

Item 3 Legal Proceedings

Not applicable.

Item 4 Submission of Matters to a Vote of Security Holders

Not applicable.


                                   Part II

Item 5 Market for Registrant's Common Equity and Related Stockholders
Matters

Market Information

Effective July 31, 1998, the Registrant's common stock, $.001 par value, is traded on the Over-the Counter Bulletin Board (OTC) operated by the National Association of Securities Dealers under the ticker symbol "PDAP". The cusip number of the company's $.001 par value common stock has also been changed to 69661M-106. Prior to that date, the ticker symbol had been "DBTC". The table presents its high and low market prices for each of the four quarters in the fiscal years ending April 30, 1997, and April 30, 1998. The prices were determined from information obtained from NASDAQ Trading & Market Services. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessary represent actual transactions. The Company's common stock began trading at the beginning of June 1989. The Company has paid no cash dividends in the year ended April 30, 1999 and does not expect to changes its dividend policy in the foreseeable future.

            Month                 Low Bid        High Bid
            -----                 -------        --------

      July 31, 1997                .0625           .0625
      October 31, 1997             .0625           .0625
      January 31, 1998             .0625           .0625
      April 30, 1998               .0625           .0625
      July 31, 1998                .0625           .92
      October 31, 1998             .92            2.50
      January 31, 1999             .50            2.50
      April 30, 1999               .50             .87

The number of shares of common stock issued and outstanding as of April 30, 1998 was 3,828,526.

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

During August 1999, the Registrant was in the process of conducting a private placement pursuant to Regulation S. The Registrant anticipates it will issue 700,000 shares and will receive approximately $258,000.

The approximate number of holders of record of the Common Stock of the Registrant as of July 30, 1999 was 770.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenues

On April 22, 1998, the Registrant acquired substantially all of the assets of Palm Desert Art Publishers, Ltd., LLC in exchange for approximately 80.34% of Registrant's stock. Therefore, for reporting purposes, the revenues indicated in the attached Financial Statements of Registrant represents the revenues resulting from the operations of Palm Desert Art Publishers Ltd., LLC for the year ended April 30, 1998.(1) On that basis, the Registrant's revenues for its first year of operations ended April 30, 1998 were $864,504. Revenues for its year ended April 30, 1999 were $2,087,636, an increase of $1,223,132 or 141.48%. The reason for the increase in growth is that the Registrant had one full year of operations, opened 2 new galleries and made an acquisition of the business assets of RM&M Framemakers, Inc.

-------------------
(1) Although it did not become a registered limited liability company until April 18, 1997, Palm Desert Art Publishers, Ltd. LLC, began its operations in March 1997. Accordingly, the financial information presented in Item 7 includes the first two months of operations which were minimal and have an immaterial impact on the financial information for the 12-month period ended April 30, 1998.

Operational Expenses

The Registrant's selling, general and administrative expenses for the year ended April 30, 1999 and 1998 were $1,501,343 and 489,148, respectively. An increase of $1,012,195 or 207%. The reason for the increase in growth is that the Registrant had one full year of operations, opened 2 new galleries and made an acquisition of the business assets of RM&M Framemakers, Inc.

Management is of the opinion that administrative expenses will continue to rise as a result of its plans to acquire and consolidate art galleries and art-framing operations. The future increase is expected to be no more than the increase in revenue.

Liquidity and Capital Resources

Liquidity had been an intermittent problem for the Registrant during its year ended April 30, 1999 because revenues from operations did not generate sufficient cash flow.

The Registrant has been successful in obtaining capital from certain of its stockholders. However, the capital has not been supplied in sufficient quantity to avoid liquidity problems. As of August 6, 1999, the Registrant received approximately $250,000.00 from a private placement of its stock. Management is negotiating another private placement to allow the Registrant to allow it to make acquisitions, develop its "cyber gallery" web site and improve its working capital position.

The development of its "cyber gallery", under the name of E-ArtNow.com, is scheduled to be completed by August 20, 1999. The Registrant may spin-off E-ArtNow.com and raise the expansion capital needed to promote and expand the site.

In addition to the development of E-ArtNow.com, the Registrant will pursue the acquisition of existing galleries and the opening of new galleries in the top 50 markets in the U.S. Management intends to expand its gallery locations by 3 or 4 in each of the next five years.

Year 2000 Issue

General. The Year 2000 issue arises because many computer programs use two digits rather than four to define the applicable year. Using two digits could result in system failure or miscalculations that cause disruptions of operations. In addition to computer systems, any equipment with embedded technology that involves date sensitive functions is at risk if two digits have been used rather than four. Management is in process with its Year 2000 readiness program. The program is composed of the following stages:
1) assessment of the problem, 2) developing a plan of action,
3) remediation activities and 4) compliance testing.

State of Readiness. The Company is in the process of inventorying and making an assessment of its information and non-information technology systems (such as telephone and alarm systems), and expects to complete such assessment by the end of September 1999. A plan of corrective action using both internal and external resources to enhance or replace the systems for Year 2000 compliance will be implemented during the Fall of 1999. Internal resources consist of permanent employees of the Company, where as external resources will be composed of contract programming personnel that are directed by the Company's management. The Company is in the process of contacting the appropriate customers, vendors, banks and service providers to determine their Year 2000 compliance.

Costs. The Company has not incurred any material costs associated with its Year 2000 compliance program. Its general ledger software was purchased in the priori year and is Year 2000 compliant..

Risks. The Company does not anticipate that the costs of its Year 2000 issues or the risks to the Company which might arise from the Year 2000 problem are likely to be material. If the Company's customers are not Year 2000 compliant, the Company risks not being paid on time, and if its suppliers, vendors, banks, service providers and internal voice and data systems are not compliant, the Company risks not being able to timely service its customers. However, the Company does not have control over third parties, and as a result, cannot currently estimate to what extent future operating results may be adversely affected by the failure of third parties to successfully address their Year 2000 issues. If the Company's plans to address the Year 2000 issue are not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition, liquidity and results of operations. There can be no assurance that the Company's assessment of the impact of Year 2000 is complete and that further analysis and study, as well as the testing and implementation of planned solutions, will not reveal the need for additional remedial work. The Company is potentially vulnerable to mistakes made by key suppliers of products and services in their advice to the Company with respect to their Year 2000 readiness. The Company is also potentially vulnerable to operational difficulties in the Company's corporate offices, including the risk of power outages, banking delays and the potential failure of credit card and check authorization systems. The financial magnitude of these risks cannot currently be estimated.

Worst Case Scenario. The Y2K problem may result in the Company's own or other third-party computers shutting down or performing incorrect computations. If uncorrected, the Year 2000 problem could adversely impact:
(a) the reliability of the company's internal information management systems, such as accounting systems, e-mail and desktop computers, (b) the physical operation of systems used by the Company which have embedded technology, such as telephone systems, utility services, security systems and other physical office infrastructure, (c) the Company's ability to interface with third parties, such as delivering products to or receiving payments from customers or obtaining products from vendors on a timely basis. It is not presently possible to describe a reasonably likely "worst case Year 2000 scenario" without making numerous assumptions. The Company presently believes that a most likely worst case scenario would make it necessary for the Company to replace some suppliers or contractors, rearrange some work plans, and delay routinely performed management, administrative, operational and financial activities. Assuming this worst case scenario is correct, the Company believes that such circumstances could have a materially adverse effect on its financial condition or results of operations.

Contingency Plans. The Company currently does not have contingency plans in place in the event that it does not complete all of its Year 2000 remediation, some of its systems are not Year 2000 compliant or some of its major customers, vendors, banks or service providers are not Year 2000 compliant. However, it expects to have completed sufficient compliance work by the end of the Fall 1999 and to have sufficient time to identify those areas for which contingency plans will be necessary, and it will create those contingency plans as necessary at that time. Contingency plans may include backup manual bookkeeping and accounting procedures, shifting production to Y2K compliant vendors and inventory buildup by the Company prior to December 31, 1999. Any additional inventory buildup by the Company could generate unfavorable cash flows and inventory valuation exposures of uncertain amount and duration. Any future contingency plan will be based on its best estimates of numerous factors, which, in turn, will be derived by relying on numerous assumptions about future events. However, there can be no assurance that these assumptions or estimates will have been correctly made, that the Company will have anticipated all relevant factors or that there will not be increased costs associated with the Company's Year 2000 problems. Additionally, there can be no assurance that any contingency plans implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

The foregoing statements as to the Company's Year 2000 efforts are forward looking and, along with all other forward-looking statements herein, are made in reliance on the safe harbor provisions discussed under the caption "Forward Looking Statements", above Item 1.

Item 7  Financial Statements

Index to Consolidated Financial Statements

                                                                      Page
                                                                      ----

Reports of Independent Certified Public Accountants                    F-1

Financial Statements:

  Balance Sheet, April 30, 1999 and 1998                               F-2

  Statement of Income Year Ended
  April 30, 1999 and 1998                                              F-4

  Statement of Changes in Stockholders' Equity
  Year Ended April 30, 1999 and 1998                                   F-5

  Statement of Cash Flows, Year Ended
  April 30, 1999 and 1998                                              F-6

  Notes to Consolidated Financial Statements                           F-7


                            PALM DESERT ART, INC.

                            FINANCIAL STATEMENTS

                          April 30, 1999 and 1998

                     With Independent Auditors' Report


                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
Palm Desert Art, Inc.

We have audited the accompanying balance sheet of Palm Desert Art, Inc. (the Company) as of April 30, 1999, and the related statements of income, changes in stockholders' equity and cash flows for the year ended April 30, 1999. These financial statements are the responsibility of the Company. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the year ended April 30, 1998 were audited by other auditors, whose report dated June 17, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                       /s/ J.M. Rose

Woodland Hills, California
August 12, 1999


                        INDEPENDENT AUDITORS' REPORT

The Board of Directors
Palm Desert Art, Inc.

We have audited the accompanying balance sheet oof Palm Desert Art, Inc. as of April 30, 1998, and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                       /s/ Berry, Dunn, McNeil & Parker

Manchester, New Hampshire
June 17, 1998

                            PALM DESERT ART, INC.

                                Balance Sheet

                                   ASSETS

                                                 4/30/99         4/30/98
                                                 -------         -------

Current assets
  Cash                                          $      201      $        0
  Accounts receivable                              624,899          83,319
  Inventory                                        436,441         273,043
  Prepaid expense                                   15,000           3,600
  Direct response advertising                      194,342         158,462
                                                --------------------------

      Total current assets                       1,270,883         518,424
                                                --------------------------

Property and equipment
  Leasehold improvements                            48,074          38,661
  Furniture and fixtures                            11,500           6,500
  Vehicles                                           4,552           4,552
  Equipment                                         11,197           6,957
                                                --------------------------
                                                    75,323          56,670

  Less accumulated depreciation                     (9,859)         (3,642)
                                                --------------------------

      Net property and equipment                    65,464          53,028
                                                --------------------------

Other assets
  Prepaid Rent                                     119,792               0
  Deposits                                         170,184          31,836
  Note Receivable                                  308,315               0
  Direct response advertising                       29,757          39,615
                                                --------------------------
      Total other assets                           628,048          71,451
                                                --------------------------

      Total assets                              $1,964,395      $  642,903
                                                ==========================

                            PALM DESERT ART, INC.

                               Balance Sheets

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 4/30/99         4/30/98
                                                 -------         -------

Current liabilities
  Cash Overdraft                                $        0      $   13,270
  Accounts payable                                 151,719               0
  Loans payable                                    536,494          90,000
  Accrued liabilities                              162,377           9,893
   Income Taxes Payable                              4,691               0
   Deferred taxes - Current                         15,474               0
                                                --------------------------

      Total current liabilities                    870,755         113,163
                                                --------------------------

Deferred Taxes - Long Term                          22,531               0
                                                --------------------------

Total Liabilities                                  893,286         113,163
                                                --------------------------

Stockholders' equity
  Common stock - $.001 par value, 25,000,000
   shares authorized, 3,828,526 shares
   outstanding as of April 30,1999, 22,575,000
   shares outstanding as of April 30, 1998           3,829         225,750
  Common stock subscribed                          164,000         245,000
  Common stock subscription receivable            (164,000)       (245,000)
  Additional paid-in capital                       871,210         268,080
  Retained earnings                                196,715          35,910
  Treasury Stock                                      (645)              0
                                                --------------------------

      Total stockholders' equity                 1,071,109         529,740
                                                --------------------------

      Total liabilities and stockholders'
       equity                                   $1,964,395      $  642,903
                                                ==========================

                            PALM DESERT ART, INC.

                             Statement of Income

                     Year Ended April 30, 1999 and 1998

                                                     1999           1998
                                                     ----           ----

Sales                                           $ 2,087,636      $ 864,504
Cost of sales                                       567,356        328,426
                                                --------------------------
      Gross profit                                1,520,280        536,078
Selling, general, and administrative expenses    (1,501,343)      (489,148)
                                                --------------------------
      Operating Income                               18,937         46,930
Gain on Sale of Operations                          216,744              0
Interest expense                                    (32,181)       (11,020)
                                                --------------------------
      Income before income taxes                    203,500         35,910
      Provision for income taxes                    (42,695)             0
                                                --------------------------
      Net income                                $   160,805      $  35,910
                                                ==========================

      Income per share - Basic                  $      0.04      $     nil
                                                ==========================
      Income per share - Diluted                $      0.03      $     nil
                                                ==========================

                            PALM DESERT ART, INC.

                Statement of Changes in Stockholder's Equity

                                                                                                         Retained
                                                                   Common Stock  Additional              Earnings
                                            Common   Common stock  Subcription    Paid-In    Treasury  (Accumulated
                                            Stock     Subscribed    Receivable    Capital      Stock      Deficit)       Total
                                            ------   ------------  ------------  ----------  --------  ------------      -----

Balance, April 30, 1998, as
 previously reported (audited)            $ 225,750    $245,000     $(245,000)    $268,080     $   -      $ 35,910    $  529,740

  Reclassification of equity accounts      (223,250)                               223,250                 160,805       160,805

  Issuance of  Common Stock                   1,329     (81,000)      379,880      379,233                               679,442
  Acquisition of Treasury Stock                                                                 (645)                       (645)
                                          --------------------------------------------------------------------------------------

Balance, April 30, 1999                   $   3,829    $164,000     $ 134,880     $870,563     $(645)     $196,715    $1,369,342
                                          ======================================================================================

                            PALM DESERT ART, INC.

                           Statement of Cash Flows
                          Year Ended April 30, 1999

                                                     1999           1998
                                                     ----           ----

Cash flows from operating activities
Net income                                        $ 160,805      $  35,910
Adjustments to reconcile net income to net
 cash used by operating activities
  Depreciation and amortization                       6,217          3,642
  (Increase) in
    Gain on sale of Operations                     (190,315)             0
    Accounts receivable                            (541,580)       (83,319)
    Inventory                                      (163,398)       (68,593)
    Prepaid Expenses                               (131,192)        (3,600)
    Deposits                                       (138,347)       (31,836)
    Direct response advertising                     (26,022)      (198,077)
  Increase (decrease) in
    Accounts Payable                                151,719              0
    Accrued liabilities                             152,483          9,893
    Income Taxes Payable                              4,691              0
    Deferred Taxes - Current                         15,474              0
    Deferred Taxes - Long Term                       22,531              0
                                                  ------------------------

      Net cash used by operating activities        (676,934)      (371,890)
                                                  ========================

Cash flows from investing activities
  Purchase of RMM Acquisition                      (118,000)             0
  Additions to property and equipment               (18,653)       (51,670)
                                                  ------------------------
                                                   (136,653)       (51,670)
                                                  ========================

Cash flows from financing activities
  Net short term borrowing - cash overdraft         (13,270)        13,270
  Net short term borrowing - loans payable          446,494              0
  Stockholders' contributions                       380,564        374,380
                                                  ------------------------

      Net cash provided by financing activities     813,788        387,650
                                                  ========================

      Net increase in cash                              201        (35,910)

Cash and cash equivalents, beginning of year              0              0
                                                  ------------------------

Cash and cash equivalents, end of year            $     201      $       0
                                                  ========================

Supplemental disclosures of cash flow
 information
  Cash paid for interest                          $  11,955      $  11,020

Supplemental schedule of noncash investing
 and financing activities
  Contributed artwork                                     0        204,450
  Contributed equipment                                   0          5,000
  Loan payable                                            0         90,000
  Note receivable                                   308,315              0

The accompanying notes are an integral part of these financial statements.

Nature of Business, Organization, and Basis of Presentation

On March 19, 1998, the Company changed its name from Database Technologies, Inc. to Palm Desert Art, Inc. (the Company). On April 22, 1998, the Company executed two transactions, which changed the operations of the Company.

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

The Company is now in the business of publishing artwork and distributing its artwork to independent art galleries throughout the country. In addition to the publishing business, the Company owns an art gallery in Palm Desert, California, which sells the Company's published artwork and other pieces of art. During the year ended April 30, 1999, the Company opened two additional galleries. The first gallery was opened in June 1998 in Tarzana, CA. The second gallery was opened in New York City in March 1999.

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

Allowance for Doubtful Accounts

The Company's policy for allowance for doubtful accounts is evolving as it establishes relationships with its gallery customers. As of April 30, 1999, management deems the accounts receivable as fully collectible.

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

At April 30, 1999, approximately $224,100 of advertising was reported as assets, of which $29,757 was non-current and $194,342 was current. Advertising expense was approximately $41,000 in 1999.

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

For the period May 1, 1997 to April 22, 1998, the Company was taxed under sections of the federal income tax law, which provide that, in lieu of corporation federal income taxes, the owners separately account for their prorata shares of the Company's items of income, deduction, losses, and credits. Therefore, these statements do not include any provision for corporation federal and state income taxes for the period May 1, 1997 to April 22, 1998. During the period from April 23, 1998 to April 30, 1998, the Company was subject to corporate income taxes. However, the corporate income tax effect for this period is immaterial to the financial statements and no provision for income taxes is deemed necessary. Income taxes have been provided for in the year ended April 30, 1999.

Comprehensive Income

The Company has no components of comprehensive income. Consequently, a statement of comprehensive income is not required.

2.   Cash Overdraft

The Company did not experience a cash overdraft as of April 30, 1999; however, the Company did experience a cash overdraft as of April 30, 1998.

3.  Loans Payable - Stockholders

Loans payable consist of unsecured, demand loans from three separate shareholders. The interest rates range between 5% and 15%. The notes payable as of April 30, 1999 were $536,494.

4.  Stockholders' Equity

The Company has entered into a stock subscription agreement for the issuance of 245,000 shares of common stock for $245,000. The Company has received confirmation that the proceeds have been deposited with an escrow agent. There are terms of the subscription agreement that require the escrow agent to remit the funds to the Company upon the occurrence of certain events. As of April 30, 1999 not all of the terms of the agreement have been satisfied. Management believes the all of the terms of the
agreement will be satisfied in the fiscal year ending April 30, 2000.   As
of April 30, 1999, $164,000 of the subscription has not been remitted to the Company.

5.  Business acquisition:

In August 1998 the Company purchased the stock of RM&M Framemakers, Inc. (RM&M), a publisher, distributor and retailer of decorative art at a low price point. RM&M also had an extensive frame making operation. The acquisition was accounted for using the purchase method of accounting. The operations of RM&M are included in the Company's financial statements starting August 1, 1998 until January 16, 1999. On January 16, 1999, the company transferred the assets and operations of RM&M to its previous owners.

The consideration the Company gave the stockholders of RM&M Framemakers, Inc. was as follows: $115,000 in cash; $40,000 note payable and 645,000 shares of Company stock.

The terms of the transfer of RM&M back to its previous owners was that the Company receive back the consideration it gave in the purchase, as described above, and the increase in net assets between the date of acquisition in August 1998 and the transfer date in January 1999 plus certain professional fees incurred in the purchase transaction. The result of this transfer is that the Company is owed $308,315. Note 6 discusses management's position regarding the realization of the amount.

6.  Commitments and Contingencies

Substantially all of the Company's inventory is located at locations that are not owned by the Company. The Company does not have insurance coverage on the inventory at these locations. The Company has not made a complete assessment of the Year 2000 issue that may affect the computer applications of its operations and those of its vendors and customers. The Company plans to finalize its assessment of the impact of the Year 2000 issue in fiscal year year end 2000. The operations of the Company are not expected to be materially affected by this issue.

As part of the acquisition described in the Nature of Business, Organization, and Basis of Presentation footnote, the Company is required to issue approximately 1,268,000 additional shares to PDAP, Ltd., LLC. It is expected that those shares will be issued by October 31, 1999.

In March 1999, the Company acquired the rights to lease space in its New York City gallery. The Company paid $125,000 for that right. That amount is being amortized over the remaining term of the lease, on a straight line basis. The lease expires in March 2003. The payment of the obligation is being paid monthly until March 2000.

The note receivable of $308,315 represents the amount management believes the Company is owed from the transfer of the RM&M Framemakers, Inc. business operations. The terms of the payment of the receivable have not been finalized and the payor has not acknowledged the full amount of the receivable. Accordingly, management is taking steps to perfect its interest and collect the entire amount of the receivable. It is possible management will not be able to perfect its interest in the note receivable. Should that event become a reality, management will assess the amount of write down or allowance needed. As of August 12,1999, management does not believe the asset is impaired and has not reserved against it.

7.  Operating Leases

The Company leases certain retail and storage facilities under operating leases that expire from 1999 through 2002. Future minimum lease payments under noncancelable operating leases are:

                  1999                     $124,408
                  2000                      124,408
                  2001                      124,408
                  2002                       15,125
                                           --------
                                           $388,349

Total rental expense for operating leases approximated $51,000 in 1998.

8.  Income Per Share

As of April 30, 1999, the basic earnings per share and the fully diluted earnings per share are $0.04 and $0.03 respectively. As of April 30, 1998, the basic earnings per share and the fully diluted earnings per share are $.00 and $.00, respectively. As of April 30, 1999, the shares outstanding for the basic earnings per share calculation was 3,828,526. 5,096,500 shares were used for the diluted earnings per share calculation as of April 30, 1999.

9.  Disclosure About Fair Value of Financial Instruments

The Company's financial instruments consist of cash, short-term trade receivables and payables, and short-term debt. The carrying value of all instruments approximates their fair value.

10.  Income taxes

The Company's income tax provision consists of the following:

                                        1999       1998
                                        ----       ----

      Current:
        Federal                       $ 2,969      $  -
        State                           1,721         -

      Deferred:
        Federal                        24,058         -
        State                          13,946         -
                                      -----------------

            Total                     $42,694      $  -
                                      =================

The difference between the Company's effective rate and statutory rate is comprised of the Federal benefit of state income taxes and a lower Federal tax rate based on lower Federal taxable income .

11.  Subsequent Events

In May 1999, the Company began operating a gallery on Worth Avenue in West Palm Beach.

In August 1999, the Company received approximately $250,000 from a private placement offering.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 4, 1999, Palm Desert Art, Inc. engaged JM Rose, an accountancy corporation. Prior to the engagement of JM Rose, an accountancy corporation, Palm Desert Art, Inc. did not consult with or obtain oral or written advise from JM Rose, an accountancy corporation on any accounting, auditing or reporting matters. The decision to change auditors was influenced by cost and the proximity of the accountant to the corporate offices of Palm Desert Art, Inc.

Simultaneous with the engagement of the new accountant, Palm Desert Art, Inc. dismissed the firm of Berry, Dunn, McNeil & Parker. The report which Berry, Dunn, McNeil & Parker issued in the past on the financial statement of Palm Desert Art, Inc. was a standard audit opinion. The change in accountants was approved by the board of directors. No disagreements occurred between Palm Desert Art, Inc. and Berry, Dunn, McNeil & Parker on any accounting, auditing or reporting issue prior to their dismissal.

                                  Part III

Item 9  Directors and Executive Officers of the Registrant

The following provides certain information concerning the directors and executive officers of the Company as of the filing of this Form 10-KSB.

                             Age                     Position
                             ---                     --------

Hugh G. Pike                 61                 Chairman of the Board
                                                President and Treasurer

Allan S. Wolfe               67                 Director

Jurg Mullhaupt               51                 Director

John Anderholt               56                 Secretary

HUGH G. PIKE, age 61, is the President, Treasurer, and Chairman of the Board of Directors. He has served in these capacities since April 22, 1998, the date upon which the Company purchased the assets of Palm Desert Art Publishers, Ltd., LLC, which owned and operated an art gallery and owned the exclusive right to publish the artwork of several contemporary artists and which is now the Company's majority shareholder. Mr. Pike had been the President of Palm Desert Art Publishers, Ltd. LLC since April 1997. For approximately ten years prior to that time, Mr. Pike provided consulting services to the real estate industry. Mr. Pike is the father-in-law to Mr. Mullhaupt who is also a Director of the Company.

ALLAN S. WOLFE, age 67, is the President of Dataware Technologies, LLC, a New Hampshire limited liability company which provides software data to the insurance industry. From November 1988 to April 22, 1998, Mr. Wolfe served as President, Treasurer and Chairman of the Board and was a majority shareholder of the Company. Prior to that time, Mr. Wolfe had been Chief Executive Officer of Pathfinder Data Group, Inc., a company which provided insurance replacement and software data. From 1980 to 1984, Mr. Wolfe was Vice President of Audio of New England, Inc., a corporation engaged in the same business as Pathfinder, as well as the retailing of hi-fi equipment to the public.

JURG MULLHAUPT, age 51, has been a Director of the Company since April 22, 1998. Mr. Mullhaupt is President and Chief Executive Officer of First National Environmental Technologies Inc., a privately-held company which provides equipment and consulting services to municipalities in connection with their underground infrastructure for the delivery of water. Mr. Mullhaupt is the son-in-law of Mr. Pike, the Company's President and Chairman of the Board.

JOHN ANDERHOLT, age 56, has been Secretary of the Company since June 12, 1998. Mr. Anderholt is an attorney in private practice with the firm Anderholt & Bonnheim in Indian Wells, California. Mr. Anderholt has been a general civil attorney for 30 years practicing primarily in the areas of corporate and real estate law. He is admitted to practice before the United States Supreme Court, and the California Bar, and he is a member of the Los Angeles County, Riverside County, and Desert Bar Associations.

Item 10 Executive Compensation

No chief executive officer has received any compensation and no other executive officer has received any cash or stock based compensation in excess of $100,000 in the last three years.

Director Compensation

The Directors of the Company are elected annually and serve until the next annual meeting of stockholders and until a successor shall have been duly elected and qualified. Directors of the Company who are not employees or consultants do not receive any compensation for their services as members of the Board of Directors, but are reimbursed for expenses incurred in connection with their attendance at meetings of the Board of Directors. Directors may be removed with or without cause by a vote of the majority of the stockholders then entitled to vote.

Stock Compensation Plan

The 1999 Stock Compensation Plan.  The Company's 1999 Stock Option
Plan (the "Plan") adopted by the Company's Board of Directors in February 1999 and by the stockholders in July 1995, provides for the issuance of shares and/or options ("Options") to employees, officers and, under certain circumstances, directors of and consultants to the Company ("Eligible Participants"). Options granted under the plan may be either "incentive stock options" ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or "nonqualified stock options" ("NQSOs"). The Plan does not provide for the issuance of stock appreciation rights but does permit the granting of restricted and non-restricted stock and deferred stock awards. A total of 450,000 shares of Common Stock were originally reserved for issuance under the Plan; however, in August 1999, the Board of Directors voted to amend the Plan and reserve for issuance under the Plan an additional 700,000 shares. The Plan, as amended, will be submitted for ratification by the stockholders of the Company at the next Annual Meeting of Stockholders. The Plan is
administered by the Board of Directors.   The Board has sole discretion and
authority, consistent with the provisions of the Plan, to select the Eligible Participants to whom Options will be granted under the Plan, the number of shares which will be covered by each Option and the form and terms of the agreement to be used. All employees and officers of the Company are eligible to participate in the Plan. Directors are eligible to participate only if they have been declared to be "eligible directors" by resolution of the Board of Directors. At April 30, 1999, approximately 20 persons were eligible to receive shares and/or options under the Plan.

The Board is empowered to determine the exercise price of Options granted under the Plan, but the exercise price of ISOs must be equal to or greater than the fair market value of a share of Common Stock on the date the Option is granted (110% with respect to optionees who own at least 10% of the outstanding Common Stock). The exercise price of NQSOs granted under the Plan must not be less than 85% of the fair market value of the Common Stock on the date the Option is granted. The Board has the authority to determine the time or times at which Options granted under the Plan become exercisable, but the Options expire no later than ten years from the date of grant (five years with respect to Optionees who own at least 10% of the outstanding Common Stock of the Company). The Options are nontransferable, other than by will and the laws of descent, and generally may be exercised only by an employee while employed by the Company or within 90 days after termination of employment (one year from termination resulting from death or disability).

During fiscal 1999, the Company issued no Options under the Plan.
During Fiscal 1999, the Company issued an aggregate 337,000 shares of Common Stock under the Plan.

Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to each person known to the management of the Company who are the beneficial owners of more than five percent of the common stock of the Company, that which is owned by each director and officer of the Company and that which is owned by all directors and officers of the Company as a group, 3persons, as of July 30, 1999.

Name and Address                Amount and Nature             Percent
of Beneficial Owner             of Beneficial Ownership       of Class
-------------------             -----------------------       --------

Non-Management
Beneficial Owners:

  Palm Desert Art                      2,008,392               52,46%
   Publishers, Ltd.(1)
   74-350 Alessandro Drive
   Suite A-2
   Palm Desert, CA

Directors/Officers:

  Hugh G. Pike(2)                      2,008,392               52.46%

  Allan S. Wolfe(3)                      138,766                3.63%

  Jurg Mullhaupt                               0                0.00%

<F1>  As reported in Schedule 13-D relating to events as of April 22, 1998, filed with the Securities and Exchange Commission, 2,008,392 shares of the company are held by Palm Desert Art Publishers, Ltd., LLC, ("PDAP") of which Elaine Mullhaupt is a member. Ms. Mullhaupt is the daughter of Hugh G. Pike and is the wife of Jurg Mullhaupt. Mr. Pike is the President and Director of the Company and is President of PDAP. Mr. Mullhaupt is a director of the Company. Mr. Pike, as CEO of PDAP, has sole voting and dispositive power wit respect to all shares held by PDAP.
<F2>  Includes shares held by PDAP.
<F3>  Allan S. Wolfe holds 1,312,658 shares of the Company's Common Stock.
      His wife, Betty L. Wolfe, a former director and officer of the company, holds 1,000 shares. In the aggregate, they have voting and dispositive power over 1,313,658 shares held by them, respectively.
<F4>  For the above percentage of ownership calculation, the Registrant had
      3,828,526 shares outstanding. All shares reflect the 10 for one reverse stock split effective in July 1998.

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

                                   Part IV

Item 13 Exhibits and Reports on Form 8-K

(a) (1) The following financial statements and supplementary data are included in Part II, Item 7:

                                                                   Page
                                                                   ----

        Reports of Independent Certified Public Accountants        F-1

        Financial Statements:

          Balance Sheet, April 30, 1999 and 1998                   F-2

          Statement of Income Year Ended
          April 30, 1999 and 1998                                  F-4

          Statement of Changes in Stockholders' Equity
          Year Ended April 30, 1999 and 1998                       F-5

          Statement of Cash Flows, Year Ended
          April 30, 1999 and 1998                                  F-6

          Notes to Consolidated Financial Statements               F-7

    (2) Schedules included herein:

        None. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3) Exhibits:

 3.1 Certificate of Incorporation as filed with the Secretary of State of Delaware on November 4, 1988, filed with the Registrant's Registration Statement Form 10 on April 17, 1989, (File No. 0-17623) and by this reference incorporated herein and made a part hereof. Incorporated by reference with the 10KSB filed August 14, 1998

 3.2 Certificate for Renewal and Revival of Charter as filed with the Secretary of State of Delaware on March 19, 1998. Incorporated by reference with the 10KSB filed August 14, 1998

 3.3 Amendment to Certificate of Incorporation as filed with the Secretary of State of Delaware on March 19, 1998. Incorporated by reference with the 10KSB filed August 14, 1998

 3.4 Amendment to Certificate of Incorporation as filed with the Secretary of State of Delaware on July 17, 1998. Incorporated by reference with the 10KSB filed August 14, 1998

 3.5    By-Laws of the Registrant as filed with the  Registrant's
        Registration Statement Form 10 on April 17, 1989, (File No. 0-17623) and by this reference incorporated herein and made a part hereof.

21.     Subsidiaries of Registrant (filed herewith)

22. Notice of and Proxy Materials relating to Annual Meeting of Shareholders held July 14, 1998, filed with Form 14A on
        June 24, 1998 (File No. 0-172623) and by this reference incorporated herein and made a part hereof.

24.1    Consent of J.M. Rose (filed herewith)

24.2    Consent of Berry, Dunn, McNeil & Parker (filed herewith)

27.     Financial Data Schedule

99. Additional Exhibits. (Incorporated by reference with the 10KSB filed August 14, 1998).

99.1    Asset Purchase and Subscription Agreement dated February 5, 1998

99.2    Asset Purchase Agreement dated February 5, 1998

99.3    Promissory Note dated April 22, 1998

99.4    Guaranty dated April 22, 1998

99.5    Stock Pledge Agreement dated April 22, 1998

99.6    Offshore Subscription Agreement

(b)  Reports on Form 8-K:

     None.

(c)  Not applicable.

(d)  Not applicable.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Palm Desert Art, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PALM DESERT ART, INC.


August 13, 1999                        By: /s/  Hugh G. Pike
                                           -----------------------------
                                           Hugh G. Pike
                                           President
                                           (Duly Authorized Officer)
                                           (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

August 13, 1999                        By: /s/  Hugh G. Pike
                                           -----------------------------
                                           Hugh G. Pike, President,
                                           Treasurer and Director

August 13, 1999                        By: /s/  Jurg Mullhaupt
                                           -----------------------------
                                           Jurg Mullhaupt, Director

August 13, 1999                        By: /s/ Allan S. Wolfe
                                           -----------------------------
                                           Allan S. Wolfe, Director