Form 10QSB
period 1999-07-31
PALM DESERT ART INC
filed 1999-09-20
CIK 849315

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended     July  31, 1999
                                         --------------

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                 to
                               ---------------    ---------------

                     Commission file number     0-17623
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

      Common Stock, $.001 par value per share, 5,225,620 shares outstanding at July 31, 1999

      Transitional Small Business Disclosure Format (check one)

                              Yes        No   X
                                  -----     -----

                            PALM DESERT ART, INC.

                            INDEX TO FORM 10-QSB

                                                                       Page

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Balance Sheets as of July 31, 1999 and April 30, 1999        3

            Statements of Income for the three months
             ended July 31, 1999 and July 31, 1998                       5

            Statement of Changes in Stockholders' as of
            July 31, 1999                                                6

            Statements of Cash Flows for the three months ended
             July 31, 1999 and July 31, 1998                             7

            Notes to Financial Statements                                8

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     10

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings                                        13

      Item 2.  Changes in Securities                                    13

      Item 3.  Defaults Upon Senior Securities                          13

      Item 4.  Submissions of Matters to a Vote of Security Holders     13

      Item 5.  Other Information                                        13

      Item 6.  Exhibits and Reports on Form 8-K                         13


                            PALM DESERT ART, INC.

                                Balance Sheets

                                   ASSETS

                                                          07/31/99        04/30/99
                                                          --------        --------
                                                        (Unaudited)     (Unaudited)

Assets
Current assets
  Cash                                                  $      486      $      201
  Accounts receivable                                      619,540         624,899
  Inventory                                                489,821         436,441
  Prepaid expense                                                -          15,000
  Direct response advertising                              168,074         194,342
                                                        --------------------------

      Total current assets                               1,277,921       1,270,883
                                                        --------------------------

Property and equipment
  Leasehold improvements                                    48,074          48,074
  Furniture and fixtures                                    11,500          11,500
  Vehicles                                                  33,544           4,552
  Equipment                                                 11,697          11,197
                                                        --------------------------

                                                           104,815          75,323
  Less accumulated depreciation                             13,137           9,859
                                                        --------------------------

      Net property and equipment                            91,678          65,464
                                                        --------------------------

Other assets
  Prepaid Rent                                             111,979         119,792
  Deposits                                                 200,843         170,184
  Note receivable                                          308,315         308,315
  Direct response advertising                                    -          29,757
                                                        --------------------------

      Total other assets                                   621,137         628,048
                                                        --------------------------

      Total assets                                      $1,990,736      $1,964,395
                                                        ==========================


                                                          07/31/99        04/30/99
                                                          --------        --------
                                                        (Unaudited)     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                      $  223,142      $  151,719
  Loans payable                                            607,834         536,494
  Accrued liabilities                                      232,215         162,377
  Income taxes payable                                       4,691           4,691
  Deferred taxes- current                                        -          15,474
                                                        --------------------------

      Total current liabilities                          1,067,882         870,755

  Deferred taxes-long term                                       -          22,531

  Total liabilites                                       1,067,882         893,286
                                                        --------------------------

Stockholders' equity
  Common stock - $.001 par value, 25,000,000
   shares authorized, 5,225,620 shares outstanding
   as of July 31, 1999 and 3,828,526 shares
   outstanding as of April 30, 1999 (after
   deducting 2,500 shares in treasury)                       5,226           3,829
  Common stock subscribed                                  164,000         164,000
  Common stock subscription receivable                    (164,000)       (164,000)
  Additional paid-in capital                               998,042         871,210
  Retained earnings, (deficit)                             (79,769)        196,715
  Treasury Stock                                              (645)           (645)
                                                        --------------------------

      Total stockholders' equity                           922,854       1,071,109
                                                        --------------------------

      Total liabilities and stockholders' equity        $1,990,736      $1,964,395
                                                        ==========================


                            PALM DESERT ART, INC.

                            Statements of Income

                Three Months Ended July 31, 1999 and 1998

                                             07/31/1999       07/31/1998
                                             (3 Months)       (3 Months)
                                             ----------       ----------
                                             (Unaudited)      (Unaudited)

Sales                                         $ 284,777          231,935

Cost of sales                                 $ 105,496           67,975
                                              ==========================

      Gross profit                            $ 179,281          163,960

Selling, general, and administrative
 expenses                                     $ 479,208          207,814

      Operating income (loss)                 $(299,927)         (43,854)

Income tax benefit                               38,005                -

Interest expense                              $  14,562            2,072
                                              --------------------------

      Net income (loss)                       $(276,484)         (45,926)
                                              ==========================

      Income (loss) per share - Basic         $   (0.05)           (0.02)
                                              ==========================

      Income (loss) per share - Diluted           (0.05)           (0.02)
                                              ==========================


                            PALM DESERT ART, INC.

       Statement of Changes in Stockholders' Equity As of July 31, 1999

                                                                                                            Retained
                                                                   Common Stock   Additional                Earnings
                                           Common   Common stock    Subcription    Paid-In     Treasury   (Accumulated
                                           Stock     Subscribed     Receivable     Capital      Stock       Deficit)       Total
                                           ------   ------------   ------------   ----------   --------   ------------     -----

Balance, April 30, 1998, as
 previously  reported (audited)            225,750     245,000       (245,000)     268,080                   35,910        529,740
Reclassification of equity accounts       (223,250)                                223,250                                       0
Net income                                                                                                  160,805        160,805
Issuance of common stock                     1,329     (81,000)        81,000      379,880                                 381,209
Acquisition of treasury stock                                                                    (645)                        (645)
                                         -----------------------------------------------------------------------------------------
Balance, April 30, 1999,                     3,829     164,000       (164,000)     871,210       (645)      196,715      1,071,109
Net loss                                                                                                   (276,484)      (276,484)
  Issuance of  Common Stock                  1,397                                 126,832                                 126,832
                                         -----------------------------------------------------------------------------------------
Balance, July 31, 1999                   $   5,226    $164,000      $(164,000)    $998,042      $(645)    $ (79,769)    $  922,854
                                         =========================================================================================


                            PALM DESERT ART, INC.

                          Statements of Cash Flows

                 Three Months Ended July 31, 1999 and 1998

                                                   07/31/1999      07/31/1998
                                                   ----------      ----------
                                                   (Unaudited)     (Unaudited)

Cash flows from operating activities
Net income (loss)                                  $(276,484)      $ (45,926)
Adjustments to reconcile net income to net
 cash used by operating activities
  Depreciation and amortization                    $  66,636       $   3,769
  Stock issued for payment of expenses             $  35,123               -
  (Increase) in
    Accounts receivable                            $   5,359       $(123,027)
    Inventory                                      $ (43,064)      $ (41,318)
    Prepaid expenses                               $  15,000               -
    Direct acquisition costs                               -       $ (57,167)
    Deposits                                       $ (15,659)      $ (14,368)
    Direct response advertising                            -       $ (13,414)
  Increase (decrease) in
    Accounts payable                               $  96,423       $  87,633
    Accrued liabilities                            $  69,838       $  10,158
    Accrued interest                                       -       $   2,072
    Deferred taxes                                 $ (38,005)      $       -
                                                   -------------------------

      Net cash used by operating activities        $ (84,833)      $(191,588)
                                                   =========================

Cash flows from investing activities
  Additions to property and equipment              $  28,992       $ (10,212)
                                                   -------------------------

Cash flows from financing activities
  Net short term borrowing - cash overdraft                -       $ (13,270)
  Common stock deposits received                           -       $ 233,600
  Proceeds from borrowings                            71,340       $ 147,151
  Proceeds from sale of stock                         42,770       $       -
                                                   -------------------------

      Net cash provided by financing activities    $ 114,110       $ 367,481
                                                   =========================

      Net increase in cash                         $     285       $ 165,681

Cash, beginning of quarter                         $     201       $       -
                                                   =========================

Cash, end of quarter                               $     486       $ 165,681
                                                   =========================


                            PALM DESERT ART, INC.

                        Notes to Financial Statements

Basis of Presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended, April 30, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000.

1.    Direct Response Advertising
      ---------------------------

      The Company expenses the costs of advertising the first time advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

      Direct-response advertising consists primarily of magazine advertisements that include response coupons for the Company's products. The capitalized costs of the advertising are amortized as sales are recognized over a period, not to exceed two years.

2.    Loans Payable
      -------------

      Loans payable consist of:

        Loan payable to a minority stockholder, interest at 9%, due
         July 1998. This note is guaranteed by the majority stock-
         holder, and the guarantee is collateralized by all of the shares the majority stockholder owns of the Company's stock. The
         pledged stock is in the hands of the noteholder.  The original
         terms have been extended with no due date.                            $ 55,000

        Unsecured notes payable to individuals, due on demand, with
         interest rates ranging from 5% to 15%.                                $607,834
                                                                               ========

4.    Commitments and Contingencies
      -----------------------------

The note receivable of $308,315 represents the amount management believes the Company is owed from the transfer of the RM&M Framemakers, Inc. business operations. The Company is reviewing its legal options for collection. If management is not able to enforce its ability to collect through legal action it will have to reserve or write off the receivable. As of September 17, 1999, management does not believe the asset is impaired.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's ability to meet its financial needs depends upon funds generated from operating activities, accounts receivable and inventories, short-term borrowing capacity and the ability to obtain long-term capital on satisfactory terms. Liquidity has been and will continue to be an intermittent problem because revenues from operations do not generate sufficient cash flow.

      The Company will continue its efforts to increase sales, maintain margins, reduce inventory levels and collect its accounts receivables.

      The Company seeks to raise additional capital through the sale of a convertible debenture or commoon stock or some type of debt financing during the fiscal year ending April 30, 2000. However there can be no assurances that financing can be obtained or, if obtained, that it will be of a sufficient quantity to meet the company's immediate needs or that it will be on reasonable terms.

      The proceeds from the raising of capital will be used for expansion, providing liquidity and the promotion and enhancement of its e-commerce site, E-ArtNow.com

RESULTS OF OPERATIONS

      THREE MONTHS ENDED July 31, 1999

      Sales for the three months ended July 31, 1999 were $284,976, an increase of $53,041 or 23% compared with the same period in 1998. This increase was due to its promotional activities, sales of artwork through the publishing side of Registrant's business and the opening of its gallery in New York City. Cost of sales as a percentage of sales was 37% and 29% for the three months ended July 31, 1999 and 1998, respectively. The increase in the cost of sales percentage from 1998 to 1999 was primarily the result of the changes in sales mix. Selling, general and administrative expenses increased $236,271, or 114% in the first three months ended July 31, 1999, compared with the same period the previous year.

      Selling expenses include such items as retail sales location occupancy costs, advertising, sales commissions, brochures and other promotional material costs, freight and certain salary expenses. General and administrative expenses include all corporate overhead costs. Selling expenses have remained relatively higher primarily due to increased promotional costs and fixed and variable compensation associated with the increase in sales. Sales location occupancy costs also increased over the same period last year due to the opening of the Company's new galleries in New York City and West Palm Beach, FL.

      Overall, the net loss for the first quarter ended July 31, 1999, is reflective of the seasonality of the Registrants business in it Palm Desert, CA and West Palm Beach, FL. Galleries. These galleries are not expected to contribute to sales significantly until the third and fourth quarters.

      The Company's strategy is to continue to seek to attract new promising artists and to promote their works while providing the consumer with substantial value at reasonable prices. The Company intends to continue to seek out acquisition candidates for privately-owned art galleries throughout the country. Although management is of the opinion that administrative expenses will continue to rise as a result of its plan to acquire and consolidate art galleries, the Company believes it will realize economies of scale and increase its margins when it sells the artwork it publishes in newly acquired galleries.

                         PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           N/A

Item 2.    Changes in Securities and Use of Proceeds.

Item 3.    Defaults Upon Senior Securities

           N/A

Item 4.    Submissions of Matters to a Vote of Security Holders

           N/A

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits  None

           (b)   Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended July 31, 1999.

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

Date: September 20, 1999