Form 10QSB
period 1999-10-31
PALM DESERT ART INC
filed 1999-12-15
CIK 849315

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended October 31, 1999
                                     ----------------

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                 to
                               ---------------    ---------------

                     Commission file number     0-17623
                     ----------------------------------

                            PALM DESERT ART, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Delaware                                02-429620
   -------------------------------               -------------------
   (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                Identification No.)

          74-350 Alessandro Drive, Suite A2, Palm Desert, CA  92260
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

      Common Stock, $.001 par value per share, 7,377,120 shares outstanding at October 31, 1999

      Transitional Small Business Disclosure Format (check one)
      Yes        No   X
          -----     -----

                            PALM DESERT ART, INC.

                            INDEX TO FORM 10-QSB

                                                                         Page

PART I.   FINANCIAL INFORMATION

      Item 1.   Financial Statements

            Balance Sheets as of October 31, 1999 and April 30, 1999       3

            Statements of Income for the three and six months
             ended October 31, 1999 and October 31, 1998                   5

            Statement of Changes in Stockholders' as of
             October 31, 1999                                              6

            Statements of Cash Flows for the six months ended
             October 31, 1999 and October 31, 1998                         7

            Notes to Financial Statements                                  8

      Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      10

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings                                         13

      Item 2.   Changes in Securities                                     13

      Item 3.   Defaults Upon Senior Securities                           13

      Item 4.   Submissions of Matters to a Vote of Security Holders      13

      Item 5.   Other Information                                         13

      Item 6.   Exhibits and Reports on Form 8-K                          13



                            PALM DESERT ART, INC.

                                Balance Sheet

                                                                     10/31/99        04/30/99
                                                                    (Unaudited)     (Unaudited)

                            ASSETS
Current assets
  Cash                                                              $      451      $      201
  Accounts receivable                                                1,085,762         624,899
  Inventory                                                            547,023         436,441
  Prepaid expense                                                       77,268          15,000
  Direct response advertising                                                -         194,342
                                                                    --------------------------

      Total current assets                                           1,710,504       1,270,883
                                                                    --------------------------

Property and equipment
  Leasehold improvements                                                48,074          48,074
  Furniture and fixtures                                                11,500          11,500
  Vehicles                                                              33,544           4,552
  Equipment                                                             13,569          11,197
                                                                    --------------------------

                                                                       106,687          75,323
  Less accumulated depreciation                                         15,732           9,859
                                                                    --------------------------

      Net property and equipment                                        90,955          65,464
                                                                    --------------------------

Other assets
  Prepaid Rent                                                         137,167         119,792
  Deposits                                                             342,709         170,184
  Note receivable                                                      308,315         308,315
  Direct response advertising                                          143,827          29,757
  Other Receivables                                                     64,150               -
  Other Prepaid Assets                                                 213,509               -
                                                                    --------------------------

      Total other assets                                             1,209,677         628,048
                                                                    --------------------------

      Total assets                                                  $3,011,136      $1,964,395
                                                                    ==========================

                                                                     10/31/99        04/30/99
                                                                    (Unaudited)     (Unaudited)

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                  $  369,147      $  151,719
  Loans payable                                                        588,459         536,494
  Accrued liabilities                                                  319,201         162,377
  Income taxes payable                                                       -           4,691
  Deferred taxes- current                                                    -          15,474
                                                                    --------------------------
      Total current liabilities                                      1,276,807         870,755

  Deferred taxes-long term                                                   -          22,531

  Total liabilites                                                   1,276,807         893,286
                                                                    --------------------------

Stockholders' equity
  Common stock - $.001 par value, 25,000,000 shares authorized,          7,377           3,829
   7,377,120 shares outstanding October 31, 1999 and
   3,828,526 shares outstanding October 31, 1998
   (after deducting 2,500 shares in treasury)
  Common stock subscribed                                              164,000         164,000
  Common stock subscription receivable                                (164,000)       (164,000)
  Additional paid-in capital                                         1,928,776         871,210
  Retained earnings                                                   (201,824)        196,715
  Treasury Stock                                                             -            (645)
                                                                    --------------------------

      Total stockholders' equity                                     1,734,329       1,071,109
                                                                    --------------------------

      Total liabilities and stockholders' equity                    $3,011,136      $1,964,395
                                                                    ==========================


                            PALM DESERT ART, INC.

                            Statements of Income

                 Six Months Ended October 31, 1999 and 1998

                                                  10/31/1999      10/31/1998      10/31/1999      10/31/1998
                                                  (3 Months)      (3 Months)      (6 Months)      (6 Months)
                                                  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Sales                                              $ 816,689        924,823        1,101,466       1,156,758

Cost of sales                                      $ 286,757        277,689          392,253         345,664

      Gross profit                                 $ 529,932        647,134          709,213         811,094

Selling, general, and administrative expenses      $ 639,134        498,345        1,118,342         706,159

      Operating income  (loss)                     $(109,202)       148,789         (409,129)        104,935

Income tax benefit (expense)                           4,691              -           42,696               -

Interest (expense)  income                         $ (17,544)           306          (32,106)         (2,378)

      Net income (loss)                            $(122,055)       149,095         (398,539)        102,557

      Income (loss) per share - Basic              $   (0.02)         (0.03)           (0.05)           0.02

      Income (loss) per share - Diluted                (0.02)             -            (0.05)              -



                            PALM DESERT ART, INC.

     Statement of Changes in Stockholders' Equity As of October 31, 1999

                                                                                                        Retained
                                                            Common Stock    Additional                  Earnings
                                  Common    Common stock    Subcription      Paid-In      Treasury    (Accumulated
                                  Stock      Subscribed      Receivable      Capital       Stock        Deficit)        Total


Balance, April 30, 1999            3,829       164,000        (164,000)       871,210       (645)        196,715       1,071,109

Net loss                                                                                                (276,484)       (276,484)

Issuance of common stock           1,397                                      126,832                                    128,229

Acquisition of treasury stock                                                                                                  -
                                  ----------------------------------------------------------------------------------------------

Balance, July 31, 1999,            5,226       164,000        (164,000)       998,042       (645)        (79,769)        922,854

Net loss                                                                                                (122,055)       (122,055)
                                  ----------------------------------------------------------------------------------------------

Balance, October 31, 1999         $5,226      $164,000       $(164,000)      $998,042      $(645)      $(201,824)     $  800,799
                                  ==============================================================================================


                            PALM DESERT ART, INC.

                          Statements of Cash Flows

                 Six Months Ended October 31, 1999 and 1998

                                                         10/31/1999      10/31/1998
                                                         (6 Months)      (6 Months)
                                                         (Unaudited)     (Unaudited)

Cash flows from operating activities
Net income                                                (398,539)        102,557
Adjustments to reconcile net income to net cash used
 by operating activities
  Depreciation Expense                                       5,874           1,911
  Amortization Expense                                     182,962               -
  Stock issued for payment of expenses                                           -
  (Increase) in
    Accounts receivable                                   (460,863)       (443,042)
    Inventory                                              (16,082)       (373,579)
    Goodwill                                                     -        (128,844)
    Prepaid expenses                                       164,503         (21,783)
    Notes Receivable                                             -         (68,561)
    Direct acquisition costs                                     -               -
    Deposits                                               (63,025)        (14,368)
    Other Prepaid Assets                                  (213,509)              -
    Direct response advertising                             50,515          (8,074)
  Increase (decrease) in
    Accounts payable                                       217,428         142,542
    Accrued liabilities                                    156,824         264,698
    Accrued interest                                             -           2,072
    Income Tax Payable                                      (4,691)              -
    Deferred taxes                                         (38,005)              -
                                                          ------------------------

      Net cash used by operating activities               (416,608)       (544,471)
                                                          ------------------------

Cash flows from investing activities
  Additions to property and equipment                      (31,364)       (242,131)
                                                          ------------------------

Cash flows from financing activities
  Net short term borrowing - cash overdraft                      -         (11,251)
  Common stock deposits received                                 -               -
  Net Proceeds from borrowings                              51,965         142,643
  Proceeds from sale of stock                              396,257         655,210
                                                          ------------------------

      Net cash provided by financing activities            448,222         786,602
                                                          ------------------------

      Net increase in cash                                     250               -

Cash, beginning of quarter                                     201               -
                                                          ------------------------

Cash, end of quarter                                           450               -
                                                          ========================


                            PALM DESERT ART, INC.

                        Notes to Financial Statements


Basis of Presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended, April 30, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000.

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

2.    Loans Payable
      -------------


      Loans payable consist of:

        Loan payable to a minority stockholder, interest at 9%, due
         July 1998. This note is guaranteed by the majority stock-
         holder, and the guarantee is collateralized by all of the shares the majority stockholder owns of the Company's stock. The
         pledged stock is in the hands of the noteholder.  The original
         terms have been extended with no due date.                            $ 55,000

        Unsecured notes payable to individuals, due on demand, with
         interest rates ranging from 5% to 15%.                                $533,459
                                                                               ========


4.    Commitments and Contingencies
      -----------------------------

The note receivable of $308,315 represents the amount management believes the Company is owed from the transfer of the RM&M Framemakers, Inc. business operations. The Company is reviewing its legal options for collection. If management is not able to enforce its ability to collect through legal action it will have to reserve or write off the receivable. As of December 14, 1999, management does not believe the asset is impaired.


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

      SIX MONTHS ENDED October 31, 1999

      Sales for the six months ended October 31, 1999 were $1,101,466 a decrease of $55,292 or 5% compared with the same period in 1998. This decrease was due to the company not having the benefit of sales from RM&M Acquisition, Inc. due to its sale of this company in January 1999. Those sales approximated $500,000. The company's sales from gallery operations grew approximately $270,000 and its publishing sales grew approximately $175,000. Cost of sales as a percentage of sales was 36% and 29% for the six months ended October 31, 1999 and 1998, respectively. The increase in the cost of sales percentage from 1998 to 1999 was primarily the result of the changes in sales mix. Selling, general and administrative expenses increased $412,183, or 58% in the first six months ended October 31, 1999, compared with the same period the previous year. Selling expenses include such items as retail sales location occupancy costs, advertising, sales commissions, brochures and other promotional material costs, freight and certain salary expenses. General and administrative expenses include all corporate overhead costs. Selling expenses have remained relatively higher primarily due to increased promotional costs and fixed and variable compensation. Sales location occupancy costs also increased over the same period last year due to the opening of the Company's new galleries in New York City and West Palm Beach, FL.

      Overall, the net loss for the first six months ended October 31, 1999, is reflective of the seasonality of the Registrants business in its Palm Desert, CA and West Palm Beach, FL. Galleries. These galleries are not expected to contribute to sales significantly until the third and fourth quarters.

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

      During the second quarter ended October 31, 1999, management effected a soft launch of its e-commerce site, E-ArtNow.com. During the quarter, management was seeking investment capital to provide cash to promote its site. The investment capital has not been raised as of the date of this filing. Despite the lack of cash available to promote its site, the site has generated activity in the nature of sales, inquiries from customers and artists. Management believes the limited marketing activities undertaken will benefit the site and the physical galleries. Management has maintained a database of the potential customer registrations to the site. Management believes this database will be the source of future sales for its art.

      Management, in accordance with GAAP, has expensed all of the development and maintenance costs associated with its e-commerce site. Management believes that the off-balance value of the site has not been adequately reflected in the market value of its stock. Management has come to this conclusion based on the market valuations of e-commerce sites in general and based on the valuations of certain of its competitors. Management's plan to increase the value of its e-commerce site will be focused on raising equity to further promote its site and exploring the feasibility of spinning-off the site to a corporation, which will be publicly traded.

      Management has completed its Year 2000 readiness review and it has concluded that no material, adverse is likely to impact the company.


                         PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           N/A

Item 2.    Changes in Securities and Use of Proceeds.

           In August 1999, the Registrant completed an offering of 1,000,000 shares of its $.001 par value Common Stock for a total gross offering price of $410,000. All of the shares were sold to non-US persons in reliance on the exemption from registration under Regulation S of the Rules and General Rules and Regulations promulgated under the Securities Act of 1933. The offer and sale of the securities were made in an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of them. Appropriate offering restrictions were implemented, and the certificates issued bore appropriate restrictive legends. The Placement Agent for the offering was Aptek Communications, Inc. who received a sales commission of ten percent (10%) of the gross offering price.

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


Date: December 14, 1999