Form 10QSB
period 2000-01-31
PALM DESERT ART INC
filed 2000-03-16
CIK 849315

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2000
                               ----------------

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

      Common Stock, $.001 par value per share, 7,506,120 shares outstanding at January 31, 2000.

      Transitional Small Business Disclosure Format (check one)
      Yes        No   X
          -----     -----


                            PALM DESERT ART, INC.

                            INDEX TO FORM 10-QSB

                                                                       Page

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

      Balance Sheets as of January 31, 2000 and April 30, 1999           3

      Statements of Income for the three and nine months
       ended January 31, 2000 and January 31, 1999                       5

      Statement of Changes in Stockholders' as of
       January 31, 2000                                                  6

      Statements of Cash Flows for the nine months ended
       January 31, 2000 and January 31, 1999                             7

      Notes to Financial Statements                                      8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                          13

    Item 2.  Changes in Securities                                      13

    Item 3.  Defaults Upon Senior Securities                            13

    Item 4.  Submissions of Matters to a Vote of Security Holders       13

    Item 5.  Other Information                                          13

    Item 6.  Exhibits and Reports on Form 8-K                           13


                           PALM DESERT ART, INC.

                                Balance Sheet

                                   ASSETS

                                   Assets

                                           01/31/00       04/30/99
                                         (Unaudited)    (Unaudited)

Current assets
  Cash                                   $   23,961     $      201
  Accounts receivable                     1,038,417        624,899
  Inventory                                 549,890        436,441
  Prepaid expense                            62,452         15,000
                                         -------------------------
  Direct response advertising                              194,342
                                         -------------------------

      Total current assets                1,674,720      1,270,883

Property and equipment
  Leasehold improvements                     48,074         48,074
  Furniture and fixtures                     11,500         11,500
  Vehicles                                   33,544          4,552
  Equipment                                  13,569         11,197
                                         -------------------------

                                            106,687         75,323
  Less accumulated depreciation              16,822          9,859
                                         -------------------------

      Net property and equipment             89,865         65,464
                                         -------------------------

Other assets
  Prepaid Rent                              151,417        119,792
  Deposits                                  328,134        170,184
  Note receivable                           308,315        308,315
  Direct response advertising               139,413         29,757
  Other Receivables                          64,150              -
  Other Prepaid Assets                      209,265              -
                                         -------------------------

      Total other assets                  1,200,694        628,048
                                         -------------------------

      Total assets                       $2,965,279     $1,964,395
                                         =========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                           01/31/00       04/30/99
                                         (Unaudited)    (Unaudited)

Current liabilities
  Accounts payable                       $  429,583     $  151,719
  Loans payable                             618,749        536,494
  Accrued liabilities                       332,610        162,377
  Income taxes payable                            -          4,691
  Deferred taxes- current                         -         15,474
                                         -------------------------
      Total current liabilities           1,380,942        870,755

  Deferred taxes-long term                        -         22,531

      Total liabilities                   1,380,942        893,286
                                         -------------------------

Stockholders' equity
  Common stock - $.001 par value,
   25,000,000 shares authorized,
    7,506,120 shares outstanding (after
    deducting 2,500 shares in treasury)       7,491          3,829
  Common stock subscribed                   164,000        164,000
  Common stock subscription receivable     (164,000)      (164,000)
  Additional paid-in capital              1,919,221        871,210
  Retained earnings                        (342,375)       196,715
  Treasury Stock                                  -           (645)
                                         -------------------------

      Total stockholders' equity          1,584,337      1,071,109
                                         -------------------------

      Total liabilities and
       stockholders' equity              $2,965,279     $1,964,395
                                         =========================


                            PALM DESERT ART, INC.

                            Statements of Income

                 Nine Months Ended January 31, 2000 and 1999


                             01/31/2000   01/31/1999   01/31/2000   01/31/1999
                             (3 Months)   (3 Months)   (9 Months)   (9 Months)
                             (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

Sales                         $ 339,160      556,900    1,447,281    1,671,813

Cost of sales                 $ 120,484      253,292      477,600      625,477
                              ------------------------------------------------
  Gross profit                $ 218,676      303,608      969,681    1,046,336

Selling, general, and
 administrative expenses      $ 357,574      296,970    1,405,879    1,015,365

  Operating income
   (loss)                     $(138,898)       6,638     (436,198)      30,971

Income tax benefit

Interest expense              $   1,353       10,411       35,315       13,726

  Net income  (loss)          $(140,251)      (3,773)    (471,513)      17,245
                              ------------------------------------------------

  Income (loss) per
   share - Basic              $   (0.02)       (0.03)       (0.06)        0.02

  Income (loss) per
   share - Diluted            $   (0.02)           -        (0.06)           -


                            PALM DESERT ART, INC.

     Statement of Changes in Stockholders' Equity As of January 31, 2000

                     Nine Months Ended January 31, 2000

                                                                                                       Retained
                                                         Common Stock                                  Earnings
                                 Common   Common Stock   Subscription   Additional Paid   Treasury   (Accumulated
                                 stock     Subscribed     Receivable      -In Capital      Stock       Deficit)     Total

Balance, April 30, 1999           3,829       164,000       (164,000)         871,210       (645)       196,715    1,071,109
Net loss                                                                                               (276,484)    (276,484)
Issuance of common stock          1,397                                       126,832                                128,229
                                 -------------------------------------------------------------------------------------------
Balance, July 31, 1999,           5,226       164,000       (164,000)         998,042       (645)       (79,769)     922,854
                                 -------------------------------------------------------------------------------------------
Net loss                                                                                               (122,355)    (122,355)
                                 -------------------------------------------------------------------------------------------
Balance, October 31, 1999        $5,226      $164,000      $(164,000)        $998,042      $(645)     $(202,124)  $  800,499
                                 -------------------------------------------------------------------------------------------
Net loss                                                                                               (140,251)    (140,251)
                                 -------------------------------------------------------------------------------------------
Issuance of common stock            129                                       $12,771                                 12,900
                                 -------------------------------------------------------------------------------------------
Balance, January 31, 2000        $5,355      $164,000      $(164,000)      $1,010,813      $(645)     $(342,375)  $  673,148
                                 ===========================================================================================

                            PALM DESERT ART, INC.

                          Statements of Cash Flows

Nine Months Ended January 31, 2000 and 1999

                                                  01/31/2000    01/31/1999
                                                  (9 Months)    (9 Months)
Cash flows from operating activities              (Unaudited)   (Unaudited)

Net income                                          (471,513)      102,557
Adjustments to reconcile net income to
 net cash used by operating activities
  Depreciation Expense                                 6,963         1,911
  Amortization Expense                               189,692
  Stock issued for payment of expenses
   (Increase) in
    Accounts receivable                             (413,518)     (443,042)
    Inventory                                        (18,949)     (373,579)
    Goodwill                                               -      (128,844)
    Prepaid expenses                                 165,069       (21,783)
    Notes Receivable                                       -       (68,561)
    Direct acquisition costs                               -
    Deposits                                         (48,450)      (14,368)
    Other Prepaid Assets                            (209,265)
    Direct response advertising                       54,929        (8,074)
  Increase (decrease) in
    Accounts payable                                 277,864       142,542
    Accrued liabilities                              170,233       264,698
    Accrued interest                                                 2,072
    Income Tax Payable                                (4,691)
    Deferred taxes                                   (38,005)
                                                    ----------------------

    Net cash used by operating activities           (339,641)     (544,471)
                                                    ----------------------

Cash flows from investing activities
  Additions to property and equipment                (31,364)     (242,131)
                                                    ----------------------

Cash flows from financing activities
  Net short term borrowing - cash overdraft                -       (11,251)
  Common stock deposits received                           -
  Proceeds from borrowings                            82,255       142,643
  Proceeds from sale of stock                        409,157       655,210
                                                    ----------------------

  Net cash provided by financing activities          491,412       786,602
                                                    ----------------------

  Net increase in cash                               120,407             -

Cash, beginning of quarter                               450             -
                                                    ----------------------

Cash, end of quarter                                  23,961             -
                                                    ----------------------


                            PALM DESERT ART, INC.

                        Notes to Financial Statements


Basis of Presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended, April 30, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000.

1.    Direct Response Advertising
---------------------------------

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

2.    Loans Payable
-------------------


      Loans payable consist of:

      Loan payable to a minority stockholder, interest
      at 9%, due July 1998. This note is guaranteed by
      the majority stock-holder, and the guarantee is
      collateralized by all of the shares the majority
      stockholder owns of the Company's stock. The
      pledged stock is in the hands of the noteholder.
      The original terms have been extended with no due
      date.                                                    $ 55,000

      Unsecured notes payable to individuals, due on
      demand, with interest rates ranging from 5% to 15%.      $623,554
                                                               ========


3.    Commitments and Contingencies
-----------------------------------

The note receivable of $308,315 represents the amount management believes the Company is owed from the transfer of the RM&M Framemakers, Inc. business operations. The Company is reviewing its legal options for collection. If management is not able to enforce its ability to collect through legal action it will have to reserve or write off the receivable. As of March 6,2000, management does not believe the asset is impaired.


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

NINE MONTHS ENDED January 31, 2000

      Sales for the nine months ended January 31, 2000 were $1,447,281 a decrease of $224,532or 13% compared with the same period in 1999. Cost of sales as a percentage of sales was 33% and 37% for the nine months ended January 31, 2000 and 1999, respectively. The decrease in the cost of sales percentage from 1999 to 2000 was primarily the result of the changes in sales mix. Selling, general and administrative expenses increased $390,514 in the first nine months ended January 31, 2000 compared with the same period the previous year. Selling expenses include such items as retail sales location occupancy costs, advertising, sales commissions, brochures and other promotional material costs, freight and certain salary expenses. General and administrative expenses include all corporate overhead costs. Selling expenses have remained relatively higher primarily due to increased promotional costs and fixed and variable compensation. Sales location occupancy costs also increased over the same period last year due to the opening of the Company's new galleries in New York City and West Palm Beach, FL. Overall, the net loss for the nine months ended January 31, 2000, is reflective of the seasonality of the Registrants business in its Palm Desert, CA and West Palm Beach, FL. Galleries. The Company's strategy is to continue to seek to attract new promising artists and to promote their works while providing the consumer with substantial value at reasonable prices. The Company intends to continue to seek out acquisition candidates for privately-owned art galleries throughout the country. Although management is of the opinion that administrative expenses will continue to rise as a result of its plan to acquire and consolidate art galleries, the Company believes it will realize economies of scale and increase its margins when it sells the artwork it publishes in newly acquired galleries.

      During the third quarter ended January 31, 1999, management effected a soft launch of its e-commerce site, E-ArtNow.com. During the quarter, management was seeking investment capital to provide cash to promote its site. The investment capital has not been raised as of the date of this filing. Despite the lack of cash available to promote its site, the site has generated activity in the nature of sales, inquiries from customers and artists. Management believes the limited marketing activities undertaken will benefit the site and the physical galleries. Management has maintained a database of the potential customer registrations to the site. Management believes this database will be the source of future sales for its art.

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


                         PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           N/A

Item 2.    Changes in Securities and Use of Proceeds.

Management issued 129,000 shares of its $.001 par value Common Stock for a total gross offering price of $12900.

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


                                       PALM DESERT ART, INC.



                                       By: /s/ Hugh G. Pike
                                           -----------------------
                                           Hugh G. Pike, President
                                           (Duly Authorized Officer)
                                           (Principal Financial Officer)


Date: December 14, 1999